Form 10-Q
period 1999-02-28
ARGOSY EDUCATION GROUP INC
filed 1999-04-15
CIK 1070042

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended February 28, 1999
                       Commission file number 000-29820

                         ARGOSY EDUCATION GROUP, INC.
            (Exact name of registrant as specified in its charter)


           Illinois                                     36-2855674
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

                           Two First National Plaza
                       20 South Clark Street, 3rd Floor
                            Chicago, Illinois 60603
                           Telephone: (312) 899-9900
   (Address, including zip code, and telephone number, including area code, of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES          NO   X

     At April 15, 1999 the registrant had 6,900,000 shares of common stock outstanding.

                         ARGOSY EDUCATION GROUP, INC.

                                     INDEX

Description                                                             Page No.
Part I.   Financial Information

Item 1.   Financial Statements

        Condensed Consolidated Balance Sheets............................... 3
        Condensed Consolidated Statements of Operations..................... 4
        Condensed Consolidated Statements of Cash Flows..................... 5
        Notes to Condensed Consolidated Financial Statements................ 6

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................... 7

Item 3.   Quantitative and Qualitative Disclosure About Market Risk.........11

Part II.  Other Information

Item 2.   Changes in Securities and Use of Proceeds.........................12

Item 4.   Submission of Matters to a Vote of Security-Holders...............12

Item 6.   Exhibits and Reports on Form 8-K..................................13

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Amounts in thousands)
                                  (Unaudited)


                                                                         February 28, 1999        August 31, 1998
                                                                         -----------------        ---------------
     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                        $ 7,729                  $ 2,712
 Short-term investments                                                             4,055                    1,131
 Receivables, net                                                                   1,280                      673
 Shareholder note receivable                                                            -                    6,000
 Prepaid expenses and other current assets                                          1,319                      850
                                                                                  -------                  -------
     Total current assets                                                          14,383                   11,366
PROPERTY AND EQUIPMENT, net                                                         4,791                    3,870
OTHER ASSETS                                                                          960                    1,548
INTANGIBLES                                                                         7,078                    6,691
                                                                                  -------                  -------
     TOTAL ASSETS                                                                 $27,212                  $23,475
                                                                                  =======                  =======

     LIABILITIES & STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt                                             $ 1,052                  $ 3,362
 Notes payable                                                                      2,503                        -
 Accounts payable                                                                     886                    1,157
 Accrued payroll and other related liabilities                                        972                      833
 Accrued expenses                                                                   1,290                      751
 Deferred revenue and student deposits                                              3,962                    2,084
 Shareholder distribution                                                             952                      720
                                                                                  -------                  -------
     Total current liabilities                                                     11,617                    8,907
                                                                                  -------                  -------

LONG-TERM DEBT, less current maturities                                             4,886                    5,165
DEFERRED RENT                                                                         534                      481
                                                                                  -------                  -------

Commitments & contingencies

STOCKHOLDER'S EQUITY:
 Common stock - 10,000,000 shares authorized, $.01 par value,
    4,900,000 shares issued and outstanding                                            49                       49
 Additional paid-in capital                                                         6,456                    6,456
 Accumulated other comprehensive (loss) income                                        (29)                       2
 Purchase price in excess of predecessor carryover                                   (720)                    (720)
 Foreign translation adjustment                                                         2                        -
 Retained earnings                                                                  4,417                    3,135
                                                                                  -------                  -------
     Total stockholder's equity                                                    10,175                    8,922
                                                                                  -------                  -------
     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                   $27,212                  $23,475
                                                                                  =======                  =======

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                        Three Months Ended                        Six Months Ended
                                                           February 28,                             February 28,
                                                        ------------------                        ----------------
                                                      1999              1998                   1999              1998
                                                      ----              ----                   ----              ----
Revenues:
   Tuition and fees, net                              $7,992            $5,753                $16,530           $12,274
   Other, net                                          1,087               963                  1,890             1,689
                                                      ------            ------                -------           -------
      Total net revenues                               9,079             6,716                 18,420            13,963
                                                      ------            ------                -------           -------

Operating Expenses:
   Cost of education                                   4,504             3,273                  8,755             6,513
   Selling expenses                                      417               213                    778               350
   General and administrative expenses                 3,009             2,113                  5,496             3,917
   Related party general and administrative
      Expense                                            231               502                    655               810
                                                      ------            ------                -------           -------
      Total operating expenses                         8,161             6,101                 15,684            11,590
                                                      ------            ------                -------           -------

   Income from Operations                                918               615                  2,736             2,373

Other income (expense):
   Interest income                                       172                87                    313               197
   Interest expense                                     (147)             (126)                  (324)             (267)
                                                      ------            ------                -------           -------
      Total other income (expense), net                   25               (39)                   (11)              (70)
                                                      ------            ------                -------           -------

Income before provision for income taxes                 943               576                  2,725             2,303

Provision for income taxes                                38                 6                     61                33
                                                      ------            ------                -------           -------

Net income                                            $  905            $  570                $ 2,664           $ 2,270
                                                      ======            ======                =======           =======

Net income per share:
   Basic and diluted                                  $ 0.18            $ 0.12                $  0.54           $  0.46
                                                      ======            ======                =======           =======

Weighted average shares outstanding:
   Basic and diluted                                   4,900             4,900                  4,900             4,900
                                                      ======            ======                =======           =======

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)


                                                                         Six Months Ended
                                                                           February 28,
                                                                      1999              1998
                                                                      ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                         $ 2,664           $2,270
  Adjustments to reconcile net income to net cash
   provided by operating activities -
    Depreciation and amortization                                        607              401
    Changes in operating assets and liabilities                          597              746
                                                                     -------           ------
       Net cash provided by operating activities                       3,868            3,417
                                                                     -------           ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                               (558)            (298)
  Business acquisition, net of cash                                     (186)               -
  Purchase of investments, net                                           479            1,750
  Shareholder note receivable                                              -              (16)
                                                                     -------           ------
       Net cash used in investing activities                            (265)           1,436
                                                                     -------           ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowing of long-term debt                                            150              480
  Payments of long-term debt                                            (426)            (811)
  Borrowings from related party, net                                      65                -
  Shareholder distribution                                            (1,382)               -
  Repayment of shareholder note                                        3,278                -
  Payments to former owners of acquired businesses                      (268)            (202)
                                                                     -------           ------
       Net cash used in financing activities                           1,417             (533)
                                                                     -------           ------

EFFECTIVE EXCHANGE RATE CHANGES ON CASH                                   (3)               -
                                                                     -------           ------
NET INCREASE IN CASH AND CASH EQUIVALENTS                              5,017            4,320

CASH AND CASH EQUIVALENTS, beginning of period                         2,712            4,893
                                                                     -------           ------
CASH AND CASH EQUIVALENTS, end of period                             $ 7,729           $9,213
                                                                     =======           ======

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 - The Company and Basis of Presentation

     Argosy Education Group, Inc. (the "Company") is the nation's largest for-profit provider of doctoral level programs. The Company's mission is to provide academically oriented practitioner-focused education in fields with numerous employment opportunities and strong student demand. The Company operates degree and non-degree granting private, for-profit post-secondary schools devoted to awarding doctoral and master's degrees in psychology, education and business as well as bachelor's degrees in business, associate degrees in allied health professions and diplomas in information technology.

     The accompanying condensed unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial condition and results of operation of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's registration statement, as filed with the Securities and Exchange Commission on March 4, 1999. The results of operations for the three and six months ended February 28, 1999 are not necessarily indicative of results that could be expected for the entire fiscal year.

     The condensed consolidated financial statements as of February 28, 1999 and for the three and six months then ended include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2 - Subsequent Events

     On March 8, 1999 the Company completed an initial public offering of Common Stock (the "Offering"). Prior to the Offering, the Company had one class of common stock outstanding. In connection with the Offering, the Company's existing common stock underwent an approximate 2,941-for-one stock split which was then converted into 4,900,000 shares of Class B Common Stock; 2,000,000 shares of Class A Common Stock were authorized and 1,125,000 shares of Class A Common Stock were reserved for issuance under the Company's 1999 Stock Incentive Plan and Stock Purchase Plan.

     In the Offering, the Company issued and sold 2,000,000 shares of Class A Common Stock at a price of $14.00 per share. The Company received total net proceeds, after deduction of underwriting discounts and offering costs, of approximately $26.0 million. The net proceeds from the Offering were used to repay $4.7 million of the company's indebtedness, pay a distribution to the Company's shareholder of approximately $13.0 million and repay approximately $0.9 million of indebtedness due to the Company's shareholder in connection with the acquisitions of MCM Plaza and PrimeTech. The remaining $6.4 million of proceeds is available for working capital and general corporate purposes.

Note 3: Comprehensive Income

     On September 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. The disclosure of comprehensive income and accumulated other comprehensive income, which encompasses net income and foreign currency translation adjustments, is as follows:

                                                                                                  Accumulated Other
                                                                                            Comprehensive Income (Loss) -
                                                                                                   Foreign Currency
                                                           Comprehensive Income                 Translation Adjustment
                                                          -----------------------        ------------------------------------
Balance August 31, 1998                                                                                                 $   2
Net income for the six months ended February 28, 1999                      $2,664
Other Comprehensive Income (Loss) -
    Foreign currency translation adjustment                                     2                                           2
Unrealized loss on investments                                                (31)                                        (31)
                                                          -----------------------
Comprehensive income for the six months
    Ended February 28, 1999                                                $2,635
                                                          =======================        ------------------------------------
Balance, February 28, 1999                                                                                              $ (27)
                                                                                         ====================================

The accumulated other comprehensive income (loss) balance has been restated to conform to the SFAS No. 130 requirements.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     This Quarterly Report on Form 10-Q contains statements that may constitute "forward-looking statements" as defined by the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "estimates," "anticipates," "continues," "contemplates," "expects," "may," "will," "could," "should" or "would," or the negatives thereof. Those statements are based on the intent, belief or expectation of the Company as of the date of this Quarterly Report. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Results may differ materially from the forward-looking statements contained herein as a result of changes in governmental regulations, including those governing student financial aid, and other factors, including those discussed under the heading entitled "Risk Factors" in the Company's Registration Statement on Form S-1, as amended (File No. 333-63241), filed with the Securities and Exchange Commission. The Company expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company's results of operations and financial condition should be read in conjunction with the interim unaudited condensed financial statements of the Company and the notes thereto included herein and in conjunction with the information contained in the aforementioned Registration Statement on Form S-1.

Results of Operations

The following table summarizes the Company's operating results as a percentage of net revenue for the period indicated:

                                                            Three Months                         Six Months
                                                               Ended                               Ended
                                                            February 28,                         February 28,
                                                 ----------------------------------     ------------------------------
                                                       1999              1998                1999            1998
                                                 -----------------  ---------------     --------------  --------------
Total net revenues                                       100%              100%                100%             100%

Operating Expenses:
Cost of education                                       49.6%             48.7%               47.5%            46.6%
Selling expenses                                         4.6%              3.2%                4.2%             2.5%
General and administrative expenses                     33.1%             31.4%               29.8%            28.1%
Related party general and administrative expense         2.6%              7.5%                3.6%             5.8%
                                                        ----              ----                ----             ----

Total operating expenses                                89.9%             90.8%               85.1%            83.0%
                                                        ----              ----                ----             ----

Income from Operations                                  10.1%              9.2%               14.9%            17.0%

Total other income (expense), net                        0.3%             -0.6%               -0.1%            -0.5%
                                                        ----              ----                ----             ----

Income before provision for income taxes                10.4%              8.6%               14.8%            16.5%

Provision for income taxes                               0.4%              0.1%                0.3%             0.2%
                                                        ----              ----                ----             ----

Net Income                                              10.0%              8.5%               14.5%            16.3%
                                                        ====              ====                ====             ====

Three Months Ended February 28, 1999 Compared to Three Months Ended February 28, 1998

     Net revenues increased 35.2% from $6.7 million in the second quarter of fiscal 1998 to $9.1 million in the second quarter of fiscal 1999, primarily due to additional net revenue of $1.4 million from the acquisitions of MIM and PrimeTech. For schools owned by the Company during fiscal 1998, the total number of students attending the schools increased 13.9%, and the average tuition increased 5.2% during 1999.

     Cost of education increased 37.6% from $3.3 million in the second quarter of fiscal 1998 to $4.5 million in the second quarter of fiscal 1999, due to additional teaching costs to meet the growth in the number of students attending the schools, the development of new programs and the acquisitions of MIM and PrimeTech. Cost of education of schools acquired during 1998 accounted for approximately 68.3% of the dollar amount of the increase. As a percentage of net revenue, cost of education increased slightly from 48.7% in 1998 to 49.6% in 1999 due to the acquisitions of MIM and PrimeTech whose programs have higher cost of education than the Company's other programs.

     Selling expenses increased 95.8% from $0.2 million in the second quarter of fiscal 1998 to $0.4 million in the second quarter of fiscal 1999 and, as a percentage of revenue increased from 3.2% to 4.6%, primarily due to the acquisitions of MIM and PrimeTech, which require the use of more costly advertising media than each of ASPP and U of S. Selling expenses of schools acquired during 1998 accounted for approximately 76.5% of the dollar amount of the increase. In addition, the Company marketed new programs and increased promotion for ASPP.

     General and administrative expense increased 42.4% from $2.1 million in the second quarter of fiscal 1998 to $3.0 million in the second quarter of fiscal 1999 and, as a percentage of net revenue increased from 31.4% to 33.1%, primarily due to additional costs associated with MIM and PrimeTech, which accounted for approximately 46.5% of the dollar amount of the increase. The Company also hired personnel at its corporate office to expand the depth of management.

     Related party general and administrative expense, which represents amounts paid to a company owned by the shareholder that provides management services for the Company and its schools, decreased 54.0% from $0.5 million in the second quarter of fiscal 1998 to $0.2 million in the second quarter of fiscal 1999 and, as a percentage of net revenue, decreased from 7.5% to 2.6%. Upon consummation of the Offering, the relationship with the affiliated company was terminated.

     Interest/other income (expense), net increased 164.1% from $(0.04) million in the second quarter of fiscal 1998 to $0.03 million in the second quarter of fiscal 1999 and, as a percentage of revenue increased from (0.6)% to 0.3%. Interest income increased from $0.09 million in 1998 to $0.2 million in 1999, however this was offset by a slight increase in interest expense.

     The provision for income taxes was immaterial for both the second quarter 1998 and the second quarter 1999.

     Net income increased 58.8%, from $0.6 million in the second quarter of fiscal 1998 to $0.9 million in the second quarter of fiscal 1999, due primarily to a decrease in related party general and administrative expense offset by lower margins experienced at MIM and PrimeTech.

Six Months Ended February 28, 1999 Compared to Six Months Ended February 28,
1998

     Net revenues increased 31.9% from $14.0 million in the first six months of fiscal 1998 to $18.4 million in the first six months of fiscal 1999, primarily due to additional net revenue of $2.6 million from the acquisitions of MIM and PrimeTech. For schools owned by the Company during fiscal 1998, the total number of students attending the schools increased 13.9%, and the average tuition increased 5.2% during 1999.

     Cost of education increased 34.4% from $6.5 million in the first six months of fiscal 1998 to $8.8 million in the first six months of fiscal 1999, due to additional teaching costs to meet the growth in the number of students attending the schools, the development of new programs and the acquisitions of MIM and PrimeTech. Cost of education of schools acquired during 1998 accounted for approximately 69.1% of the dollar amount of increase. As a percentage of net revenue, cost of education increased slightly from 46.6% in 1998 to 47.5% in 1999 due to the acquisitions of MIM and PrimeTech whose programs have higher cost of education than the Company's other programs.

     Selling expenses increased 122.3% from $0.4 million in the first six months of fiscal 1998 to $0.8 million in the first six months of fiscal 1999 and, as a percentage of revenue increased from

2.5% to 4.2%, primarily due to the acquisitions of MIM and PrimeTech, which require the use of more costly advertising media than each of ASPP and U of S. Selling expenses of schools acquired during 1998 accounted for approximately 58.3% of the dollar amount of the increase. In addition, the Company marketed new programs and increased promotion for ASPP.

     General and administrative expense increased 40.3% from $3.9 million in the first six months of fiscal 1998 to $5.5 million in the first six months of fiscal 1999 and, as a percentage of net revenue increased from 28.1% to 29.8%, primarily due to additional costs associated with MIM and PrimeTech, which accounted for approximately 43.6% of the dollar amount of the increase. The Company also hired personnel at its corporate office to expand the depth of management.

     Related party general and administrative expense decreased 19.1% from $0.8 million in the first six months of fiscal 1998 to $0.7 million in the first six months of fiscal 1999 and, as a percentage of net revenue, decreased from 5.8% to 3.6%.

     Interest/other income (expense), net increased slightly from $(0.07) million in the first six months of fiscal 1998 to $(0.01) million in the first six months of fiscal 1999 and, as a percentage of revenue increased from (0.5)% to (0.1)%. Interest income increased $0.1 million in 1999 compared to the same period in 1998 and was offset by a slight increase in interest expense.

     The provision for income taxes was immaterial for both the first half of 1998 and the first half of 1999.

     Net income increased 17.3%, from $2.3 million in the first six months of fiscal 1998 to $2.7 million in first six months of fiscal 1999 due primarily to the decrease in related party expense and offset by the lower margins experienced at MIM and PrimeTech.

Seasonality and Other Factors Affecting Quarterly Results

     The Company has experienced seasonality in its results of operations primarily due to the pattern of student enrollments at most of the Company's schools. Historically, the Company's lowest quarterly net revenue and income have been in the fourth fiscal quarter (June through August) due to lower student enrollment during the summer months at most of the Company's schools, while the Company's expenses remain relatively constant over the course of a year. The Company expects that this seasonal trend will continue and that operating results for any quarter are not necessarily indicative of the results for any future period.

Liquidity and Capital Resources

     Since its formation, the Company has financed its operating activities primarily through cash generated from operations. Acquisitions have been financed primarily through debt instruments. Net cash provided by operating activities increased from $3.4 million in the six months ended February 28, 1998 to $3.8 million in the six months ended February 28, 1999, due primarily to changes in the level of net income.

     Capital expenditures increased from $0.3 million in the six months ended February 28, 1998 to $0.5 million in the same period in 1999. The increase was due to continued upgrading of school equipment and facilities and purchases of additional equipment to accommodate the increasing student population. Capital expenditures are expected to continue to increase as the student population increases and the Company continues to upgrade and expand current facilities and equipment. The Company plans to invest approximately $0.5 million in upgrading its computer systems during fiscal 1999. The Company has no other commitments for material capital expenditures.

Year 2000 Compliance

     The Company is in the process of installing a new management information system in its corporate headquarters and expects such installation to be completed by June 1999. In addition, the Company's schools each have stand-alone computer systems and networks for internal use and for communication with its students and with corporate headquarters. There can be no assurance that the installation of the Company's new system will proceed smoothly or that additional management time or expense will not be required to successfully complete such installation. Although the Company expects that its new computer system will be free of the Year 2000 Problem and, based upon its review of its other internal computer systems, all such systems will be free of the Year 2000 Problem, there can be no assurance that this new computer system will not be affected by the Year 2000 Problem, that the Company's existing systems will not be affected by the Year 2000 Problem, or that a failure of any other parties, such as the DOE or other government agencies on which the Company depends for student financial assistance or the financial institutions involved in the processing of student loans, to address the Year 2000 Problem will not have a material adverse effect on the Company's business, results of operations or financial condition. In particular, there can be no assurance that malfunctions relating to the Year 2000 Problem will not result in the misreporting of financial information by the Company. The Company has made inquiries of substantially all of its material vendors regarding the Year 2000 Problem and has not detected any significant issues relating to the Year 2000 Problem. However, the Company has not made a formal assessment of the computer programs used by government agencies or other third parties with which the company interacts, or an assessment of its own vulnerability to the failure of such programs to be free of the Year 2000 Problem. The Company does not have any formal contingency plans relating to the Year 2000 Problem.

     The Company believes that the most reasonably likely worst case scenario for the Company regarding the Year 2000 Problem is a failure of the DOE to adequately ensure payment of financial aid amounts. The 1998 Amendments require the DOE to take steps to ensure that the processing, delivery and administration of grant, loan and work assistance provided under the Title IV Programs are not interrupted because of the Year 2000 Problem. This legislation also authorizes the DOE to postpone certain HEA requirements to avoid overburdening institutions and disrupting the delivery of student financial assistance as a consequence of this problem. There can be no assurance, however, that assistance will not be interrupted or that any DOE requirements would be postponed so that there would be no material adverse effect on the Company's schools.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     The Company is exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of its investments. The Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The Company has debt with fixed annual rates of interest ranging from 6.25% to 9.0% totaling $3.6 million at February 28, 1999. Subsequent to February 28, 1999 a significant majority of the variable interest loans were repaid with proceeds from the

Offering. The Company estimates that the fair value of each of its debt instruments approximated its market value on February 28, 1999.

     The Company is subject to fluctuations in the value of the Canadian dollar vis-a-vis the U.S. dollar. Its investment in its Canadian operations is approximately $0.8 million at February 28, 1999 and the fair value of the assets and liabilities of these operations approximated current market rates at this date.

     From time to time, the Company invests excess cash in marketable securities. These investments principally consist of U.S. Treasury notes, corporate bonds, short-term commercial paper and money market accounts, the fair value of which approximated current market rates at February 28, 1999.

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     On March 8, 1999 the Company completed an initial public offering of Common Stock (the "Offering"). Prior to the Offering, the Company had one class of common stock outstanding. In connection with the Offering, the Company's existing common stock underwent an approximate 2,941-for-one stock split which was then converted into 4,900,000 shares of Class B Common Stock; 2,000,000 shares of Class A Common Stock were authorized and 1,125,000 shares of Class A Common Stock were reserved for issuance under the Company's 1999 Stock Incentive Plan and Stock Purchase Plan.

     In the Offering, the Company issued and sold 2,000,000 shares of Class A Common Stock at a price of $14.00 per share. The Company received total net proceeds, after deduction of underwriting discounts and offering costs, of approximately $26.0 million. The net proceeds from the Offering were used to repay $4.7 million of the company's indebtedness, pay a distribution to the Company's shareholder of approximately $13.0 million and repay approximately $0.9 million of indebtedness due to the Company's shareholder in connection with the acquisitions of MCM Plaza and PrimeTech. The remaining $6.4 million of proceeds is available for working capital and general corporate purposes.

Item 4.  Submission of Matters to a Vote of Security-Holders

     Pursuant to Section 7.10 of the Business Corporation Act of the State of Illinois, on August 26, 1998, the stockholder of the Company, by written consent without a meeting, adopted resolutions approving the Amended Articles of Incorporation and the Amended and Restated Bylaws of the Company. Votes (not reflecting reclassification, stock splits or the Offering) cast for the above matters: 1,666 against: 0 abstaining: 0.

     Pursuant to Section 7.10 of the Business Corporation Act of the State of Illinois, on August 26, 1998, the stockholder of the Company, by written consent without a meeting, adopted resolutions:

     1. Approving a form of Indemnification Agreement for directors and officers of the Company.

     2. Appointing Arthur Andersen LLP as the Company's outside independent accounting firm.

     3. Approving the adoption of the Argosy Education Group, Inc. 1999 Stock Incentive Plan.

     4. Approving the adoption of the Argosy Education Group, Inc. Employee Stock Discount Purchase Plan.

Votes (not reflecting reclassification, stock splits or the Offering) cast for the above matters: 1,666 against: 0 abstaining: 0.

     Pursuant to Section 7.10 of the Business Corporation Act of the State of Illinois, on January 31, 1999, the stockholder of the Company, by written consent without a meeting, adopted resolutions electing Harold J. O'Donnell as a director of the Corporation. Votes (not reflecting reclassification, stock splits or the Offering) cast for the above matters: 1,666 against: 0 abstaining:
0.

     On March 4, 1999, the Company declared an approximate 2,941-for-one stock split and converted all outstanding shares of common stock into Class B common stock. The Company also authorized 30,000,000 shares of Class A common stock and 5,000,000 shares of preferred stock.

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

   27.1  Financial Data Schedule

   (b)   Reports on Form 8-K:

         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARGOSY EDUCATION GROUP, INC.

April 15, 1999                           /s/  Charles T. Gradowski
                                         --------------------------------------
                                         Charles T. Gradowski
                                         Chief Financial Officer