Form 10-Q
period 1999-05-31
ARGOSY EDUCATION GROUP INC
filed 1999-07-15
CIK 1070042

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 1999
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

                               YES  X        NO

     At July 15, 1999 the registrant had 6,900,000 shares of common stock outstanding.

                         ARGOSY EDUCATION GROUP, INC.

                                     INDEX

                                                                                   Page No.
Description
Part I.   Financial Information

Item 1.   Financial Statements

         Condensed Consolidated Balance Sheets.....................................    3
         Condensed Consolidated Statements of Operations...........................    4
         Condensed Consolidated Statements of Cash Flows...........................    5
         Notes to Condensed Consolidated Financial Statements......................    6

Item 2.   Management's Discussion and Analysis of Results of Operations
              and Financial Condition..............................................    8

Item 3.   Quantitative and Qualitative Disclosure About Market Risk................   12

Part II.  Other Information

Item 2.   Changes in Securities and Use of Proceeds................................   12

Item 4.   Submission of Matters to a Vote of Security-Holders......................   12

Item 6.   Exhibits and Reports on Form 8-K.........................................   13

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Amounts in thousands)
                                  (Unaudited)

                                                                               May 31, 1999      August 31, 1998
     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                     $   10,888          $    2,712
  Short-term investments                                                             8,987               1,131
  Receivables, net                                                                   1,136                 673
  Shareholder note receivable                                                        1,255               6,000
  Prepaid expenses and other current assets                                            628                 850
                                                                                ----------          ----------
       Total current assets                                                         22,894              11,366
PROPERTY AND EQUIPMENT, net                                                          5,031               3,870
OTHER ASSETS                                                                         2,006               1,548
INTANGIBLES, net                                                                     6,950               6,691
                                                                                ----------          ----------
       TOTAL ASSETS                                                             $   36,881          $   23,475
                                                                                ==========          ==========

       LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                                          $      289          $    3,362
  Accounts payable                                                                     383               1,157
  Accrued payroll and other related liabilities                                        940                 833
  Accrued expenses                                                                   1,710                 751
  Deferred revenue and student deposits                                              3,924               2,084
  Shareholder distribution                                                               -                 720
                                                                                ----------          ----------
       Total current liabilities                                                     7,246               8,907
                                                                                ----------          ----------

LONG-TERM DEBT, less current maturities                                              3,301               5,165
DEFERRED RENT                                                                          568                 481
                                                                                ----------          ----------

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Class A common stock - 30,000,000 shares authorized,
     $.01 par value, 2,000,000 shares issued and outstanding                            20                   -
  Class B common stock - 10,000,000 shares authorized,
     $.01 par value, 4,900,000 shares issued and outstanding                            49                  49
  Additional paid-in capital                                                        24,813               6,456
  Accumulated other comprehensive income                                                14                   2
  Purchase price in excess of predecessor carryover                                   (720)               (720)
  Foreign translation adjustment                                                        (2)                  -
  Retained earnings                                                                  1,592               3,135
                                                                                ----------          ----------
       Total stockholders' equity                                                   25,766               8,922
                                                                                ----------          ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $   36,881          $   23,475
                                                                                ==========          ==========

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                          Three Months Ended               Nine Months Ended
                                                                               May 31,                          May 31,
                                                                               -------                          -------
                                                                         1999           1998              1999           1998
                                                                         ----           ----              ----           ----
Revenues:
   Tuition and fees, net                                              $  9,887         $ 7,902         $ 26,586        $ 22,192
   Other                                                                   808             869            2,529             550
                                                                      --------         -------         --------        --------

        Total revenues, net                                             10,695           8,771           29,115          22,742
                                                                      --------         -------         --------        --------

Operating expenses:
   Cost of education                                                     4,838           4,207           13,593          10,692
   Selling expenses                                                        307             340            1,086             691
   General and administrative expenses                                   2,607           2,374            8,103           6,290
   Related party general and administrative expense                         13             961              668           1,807
                                                                      --------         -------         --------        --------
        Total operating expenses                                         7,765           7,882           23,450          19,480
                                                                      --------         -------         --------        --------

   Income from operations                                                2,930             889            5,665           3,262

Other income (expense):
   Interest income                                                         244              99              557             296
   Interest expense                                                       (181)           (168)            (504)           (435)
                                                                      --------         -------         --------        --------
        Total other income (expense), net                                   63             (69)              53            (139)
                                                                      --------         -------         --------        --------
Income before provision for income taxes                                 2,993             820            5,718           3,123

Income taxes:
   Income tax provision on C corporation income
     subsequent to March 8, 1999                                         1,182               -            1,182               -

   Income tax provision on S corporation income
     prior to March 8, 1999                                                  -              20               62              53

   Deferred income taxes recorded in conjunction with
     termination of S corporation election on March 8, 1999               (764)              -             (764)              -
                                                                      --------         -------         --------        --------

        Total income taxes                                                 418              20              480              53
                                                                      --------         -------         --------        --------
Net income                                                            $  2,575         $   800         $  5,238        $  3,070
                                                                      ========         =======         ========        ========

Net income per share:
   Basic and diluted                                                  $   0.38         $  0.16         $   0.95        $   0.63
                                                                      ========         =======         ========        ========

Pro forma income data (unaudited):

   Net income                                                         $  2,575         $   800         $  5,238        $  3,070

   Pro forma adjustment to recognize C
     corporation provision for income taxes                               (764)              -             (764)              -
                                                                      --------         -------         --------        --------
Pro forma net income                                                  $  1,811         $   800         $  4,474        $  3,070
                                                                      ========         =======         ========        ========

Pro forma net income per share:
   Basic and diluted                                                  $   0.27         $  0.16         $   0.81        $   0.63
                                                                      ========         =======         ========        ========

Weighted average shares outstanding:
   Basic and diluted                                                     6,748           4,900            5,523           4,900
                                                                      ========         =======         ========        ========

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)

                                                                                             Nine Months Ended
                                                                                                  May 31,
                                                                                         1999                1998
                                                                                         ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                          $  5,238            $  3,070
   Adjustments to reconcile net income to net cash
     provided by operating activities -
       Depreciation and amortization                                                        961                 659
       Changes in operating assets and liabilities                                        1,002                 447
                                                                                       --------            --------
          Net cash provided by operating activities                                       7,201               4,176
                                                                                       --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment, net                                                 (992)               (362)
   Business acquisition, net of cash                                                       (185)             (1,683)
   (Purchase) sale of investments, net                                                   (5,120)              2,039
   Shareholder note receivable                                                                -                 505
                                                                                       --------            --------
          Net cash (used in) provided by investing activities                            (6,297)                499
                                                                                       --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                                                              26,040                   -
   Organization costs                                                                    (1,184)                  -
   Borrowing of long-term debt                                                              150               2,994
   Payments of long-term debt                                                            (5,281)             (1,068)
   Borrowings from related party, net                                                        33                (288)
   Shareholder distribution                                                             (15,469)             (4,293)
   Repayment of shareholder note                                                          3,278                   -
   Payments to former owners of acquired businesses                                        (272)                  -
                                                                                       --------            --------
          Net cash provided by (used in) financing
           activities                                                                     7,295              (2,655)
                                                                                       --------            --------

EFFECTIVE EXCHANGE RATE CHANGES ON CASH                                                     (23)                  -
                                                                                       --------            --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 8,176               2,020

CASH AND CASH EQUIVALENTS, beginning of period                                            2,712               4,209
                                                                                       --------            --------

CASH AND CASH EQUIVALENTS, end of period                                               $ 10,888            $  6,229
                                                                                       ========            ========

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

     The accompanying condensed unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial condition and results of operations of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's registration statement, as filed with the Securities and Exchange Commission on March 4, 1999. The results of operations for the three and nine months ended May 31, 1999 are not necessarily indicative of results that could be expected for the entire fiscal year.

     The condensed consolidated financial statements as of May 31, 1999 and for the three and nine months then ended include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2 - Initial Public Offering

     On March 8, 1999 the Company completed an initial public offering of Common Stock (the "Offering"). Prior to the Offering, the Company had one class of common stock outstanding. In connection with the Offering, the Company's existing common stock underwent an approximate 2,941-for-one stock split which was then converted into 4,900,000 shares of Class B Common Stock. The Company authorized 30,000,000 shares of Class A Common Stock, 2,000,000 of those shares were issued and 1,125,000 of those shares were reserved for issuance under the Company's 1999 Stock Incentive Plan and Stock Purchase Plan.

     In the Offering, the Company issued and sold 2,000,000 shares of Class A Common Stock at a price of $14.00 per share. The Company received total net proceeds, after deduction of underwriting discounts and offering costs, of approximately $26.0 million. The net proceeds from the Offering were used to repay $4.7 million of the company's indebtedness, pay a distribution to the Company's shareholder of $11.9 million and repay $0.9 million of indebtedness due to the Company's shareholder in connection with the acquisitions of MCM Plaza and PrimeTech. The remaining $8.5 million of proceeds is available for working capital and general corporate purposes.

Note 3 - Income Taxes

     Prior to the initial public offering of the Company's Class A Common Shares completed on March 8, 1999 the Company included its income and expenses with those of its shareholders for Federal and certain state income tax purposes (an S Corporation election). In connection with the Company's initial public offering in March, 1999, the Company terminated its S corporation election and accordingly recorded a deferred income tax asset and corresponding reduction of income tax expense of $764,222, arising from a change in the Company's tax status. Beginning March 9, 1999, the Company provides for deferred income taxes under the asset and liability method of accounting. This method requires the recognition of deferred income taxes based upon the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between financial statements carrying amounts and the tax basis of existing assets and liabilities.

Note 4 - Subsequent Events

     Subsequent to consummation of the Offering, the Company overestimated the amount paid to Dr. Markovitz for the Shareholder Loans (which includes the Distribution Loan and $0.9 million of indebtedness in connection with acquisitions of MCM Plaza and PrimeTech) by $1.3 million. This amount was recorded as a shareholder note receivable as of May 31, 1999 and was subsequently repaid in full to the Company on July 12, 1999.

Note 5: Comprehensive Income

     On September 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. The disclosure of comprehensive income and accumulated other comprehensive income is as follows:

                                                                    Comprehensive            Accumulated Other
                                                                        Income              Comprehensive Income
                                                                   ---------------          --------------------
Balance August 31, 1998                                                                         $              2
Net income for the nine months ended May 31, 1999                   $        5,238
Other Comprehensive Income -
    Foreign currency translation adjustment                                     (2)                           (2)
    Unrealized loss on investments                                             (14)                           14
                                                                   ---------------
Comprehensive income for the nine months
    Ended May 31, 1999                                              $        5,222
                                                                   ===============          --------------------
Balance, May 31, 1999                                                                           $             14
                                                                                            ====================

The accumulated other comprehensive income balance has been restated to conform to the SFAS No. 130 requirements.

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

Results of Operations

The following table summarizes the Company's operating results as a percentage of net revenue for the period indicated:

                                                                      Three Months Ended                Nine Months Ended
                                                                           May 31,                           May 31,
                                                                           -------                           -------
                                                                     1999             1998             1999           1998
                                                                     ----             ----             ----           ----
Total revenues, net                                                    100%            100%             100%          100%

Operating expenses:
Cost of education                                                     45.2            48.0             46.7          47.0%
Selling expenses                                                       2.9             3.9              3.7           3.0%
General and administrative expenses                                   24.4            27.1             27.8          27.7%
Related party general and administrative expense                       0.1            10.9              2.3           8.0%
                                                                      ----            ----             ----          ----

Total operating expenses                                              72.6            89.9             80.5          85.7%
                                                                      ----            ----             ----          ----

Income from operations                                                27.4            10.1             19.5          14.3%

Total other income (expense), net                                      0.6            (0.8)             0.2          (0.6%)
                                                                      ----            ----             ----          ----

Income before provision for income taxes                              28.0             9.3             19.7          13.7%

Provision for income taxes                                             3.9             0.2              1.6           0.2%
                                                                      ----            ----             ----          ----

Net income                                                            24.1%            9.1%            18.1%         13.5%
                                                                      ====            ====             ====          ====

Three Months Ended May 31, 1999 Compared to Three Months Ended May 31, 1998

     Net revenues increased 21.9% from $8.8 million in the third quarter of fiscal 1998 to $10.7 million in the third quarter of fiscal 1999, primarily due to additional net revenue from the acquisition of PrimeTech and increased revenue at all schools owned in both quarters. For schools owned by the Company during fiscal 1998, revenue increased by 15.8%.

     Cost of education increased 15.0% from $4.2 million in the third quarter of fiscal 1998 to $4.8 million in the third quarter of fiscal 1999, due to additional teaching costs to meet the growth in the number of students attending the schools, the development of new programs and the acquisition of PrimeTech. As a percentage of net revenue, cost of education decreased from 48.0% in 1998 to 45.2% in 1999 due to savings realized when an ASPP campus subleased excess space at MIM.

     Selling expenses were consistent at $0.3 million for both the third quarter of fiscal 1998 and the related period in 1999 and, as a percentage of revenue decreased from 3.9% to 2.9%.

     General and administrative expense increased 9.8% from $2.4 million in the third quarter of fiscal 1998 to $2.6 million in the third quarter of fiscal 1999 and, as a percentage of net revenue decreased from 27.1% to 24.4%, primarily due to increased efficiencies at the corporate office.

     Related party general and administrative expense, which represents amounts paid to a company owned by the shareholder that provides management services for the Company and its schools, decreased 98.6% from $1.0 million in the third quarter of fiscal 1998 to $0.01 million in the third quarter of fiscal 1999 and, as a percentage of net revenue, decreased from 10.9% to 0.1%. Upon consummation of the Offering, the relationship with the related company was terminated.

     Other income (expense), net increased 191.3% from $(0.07) million in the third quarter of fiscal 1998 to $0.06 million in the third quarter of fiscal 1999 and, as a percentage of revenue increased from (0.8)% to 0.6%. Interest income increased from $0.1 million in 1998 to $0.2 million in 1999 and interest expense was consistent in both quarters.

     The provision for income taxes was recorded for the third quarter 1999 at a 40% effective rate plus deferred tax adjustments to coincide with company's change to a C Corporation on March 8, 1999. There was a negligible tax charge for the third quarter of 1998 while the Company was an S Corporation.

     Net income increased 221.9%, from $0.8 million in the third quarter of fiscal 1998 to $2.6 million in the third quarter of fiscal 1999; due primarily to a decrease in related party general and administrative expense and increased profitability at all schools. This was offset by the company's higher income taxes as a C Corporation and the recognition of a one time deferred tax asset due to the termination of the S Corporation on March 8, 1999.

Nine Months Ended May 31, 1999 Compared to Nine Months Ended May 31, 1998

     Net revenues increased 28.0% from $22.7 million in the first nine months of fiscal 1998 to $29.1 million in the first nine months of fiscal 1999, primarily due to additional net revenue of $3.2 million from the acquisitions of MIM and PrimeTech. For schools owned by the Company during all of fiscal 1998, revenue increased by 15.1%.

     Cost of education increased 27.1% from $10.7 million in the first nine months of fiscal 1998 to $13.6 million in the first nine months of fiscal 1999, due to additional teaching costs to meet the growth in the number of students attending the schools, the development of new programs and the acquisitions of MIM and PrimeTech. As a percentage of net revenue, cost of education decreased slightly from 47.0% in 1998 to 46.7% in 1999.

     Selling expenses increased 57.2% from $0.7 million in the first nine months of fiscal 1998 to $1.1 million in the first nine months of fiscal 1999 and, as a percentage of revenue increased from 3.0% to 3.7%, primarily due to the acquisitions of MIM and PrimeTech, which require the use of more costly advertising media than each of ASPP and U of S.

     General and administrative expense increased 28.8% from $6.3 million in the first nine months of fiscal 1998 to $8.1 million in the first nine months of fiscal 1999 and, as a percentage of net revenue increased slightly from 27.7% to 27.8%.

     Related party general and administrative expense decreased 63.0% from $1.8 million in the first nine months of fiscal 1998 to $0.7 million in the first nine months of fiscal 1999 and, as a percentage of net revenue, decreased from 8.0% to 2.3%.

     Other income (expense), net increased slightly from $(0.1) million in the first nine months of fiscal 1998 to $0.1 million in the first nine months of fiscal 1999 and, as a percentage of revenue increased from (0.6)% to 0.2%. Interest income increased $0.3 million in 1999 compared to the same period in 1998 and interest expense increased $0.1 million in 1999 over 1998.

     The provision for income taxes for the first nine months of fiscal 1999 is mainly limited to tax liability as of March 8, 1999 which was calculated at a 40% effective rate plus deferred tax adjustments to coincide with company's change to a C Corporation. There was a negligible tax charge for the nine months of fiscal 1998.

     Net income increased 70.6%, from $3.1 million in the first nine months of fiscal 1998 to $5.2 million in first nine months of fiscal 1999; due primarily to a decrease in related party general and administrative expense and increased profitability at all schools. This was offset by the company's higher income taxes as a C Corporation and the recognition of a one time deferred tax asset due to the termination of the S Corporation on March 8, 1999.

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

Liquidity and Capital Resources

     Since its formation, the Company has financed its operating activities primarily through cash generated from operations. Acquisitions have been financed primarily through debt instruments. Net cash provided by operating activities increased from $4.2 million in the nine months ended May 31, 1998 to $7.2 million in the nine months ended May 31, 1999, due primarily to changes in the level of net income and accrued income taxes for fiscal 1999. The Company had $15.6 million of working capital as of May 31, 1999 compared to $2.5 million of working capital as of August 31, 1998. The increase in working capital was due primarily to the receipt of proceeds from the Offering and favorable operating results for fiscal 1999, offset by debt repayment and payment of Shareholder Loans.

     Capital expenditures increased from $0.6 million in the nine months ended May 31, 1998 to $1.0 million in the same period in 1999. The increase was due to continued upgrading of school equipment and facilities and purchases of additional equipment to accommodate the increasing student population. Capital expenditures are expected to continue to increase as the student population increases and the Company continues to upgrade and expand current facilities and equipment. The Company plans to invest an additional $0.5 million in upgrading its computer systems during fiscal 1999. The Company has no other commitments for material capital expenditures.

Year 2000 Compliance

     The Company is in the process of installing a new management information system in its corporate headquarters and expects such installation to be completed by December 1999. In addition, the Company's schools each have stand-alone computer systems and networks for internal use and for communication with its students and with corporate headquarters. There can be no assurance that the installation of the Company's new system will proceed smoothly or that additional management time or expense will not be required to successfully complete such installation. Although the Company expects that its new computer system will be free of the Year 2000 Problem and, based upon its review of its other internal computer systems, all such systems will be free of the Year 2000 Problem, there can be no assurance that this new computer system will not be affected by the Year 2000 Problem, that the Company's existing systems will not be affected by the Year 2000 Problem, or that a failure of any other parties, such as the DOE or other government agencies on which the Company depends for student financial assistance or the financial institutions involved in the processing of student loans, to address the Year 2000 Problem will not have a material adverse effect on the Company's business, results of operations or financial condition. In particular, there can be no assurance that malfunctions relating to the Year 2000 Problem will not result in the misreporting of financial information by the Company. The Company has made inquiries of substantially all of its material vendors regarding the Year 2000 Problem and has not detected any significant issues relating to the Year 2000 Problem. However, the Company has not made a formal assessment of the computer programs used by government agencies or other third parties with which the company interacts, or an assessment of its own vulnerability to the failure of such programs to be free of the Year 2000 Problem. The Company does not have any formal contingency plans relating to the Year 2000 Problem.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     The Company is exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of its investments. The Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The Company has debt with fixed annual rates of interest ranging from 6.25% to 9.0% totaling $3.6 million at May 31, 1999. A significant majority of the variable interest loans were repaid with proceeds from the Offering. The Company estimates that the fair value of each of its debt instruments approximated its market value on May 31, 1999.

     The Company is subject to fluctuations in the value of the Canadian dollar vis-a-vis the U.S. dollar. Its investment in its Canadian operations is approximately $1.0 million at May 31, 1999 and the fair value of the assets and liabilities of these operations approximated current market rates at this date.

     From time to time, the Company invests excess cash in marketable securities. These investments principally consist of U.S. Treasury notes, corporate bonds, short-term commercial paper and money market accounts, the fair value of which approximated current market rates at May 31, 1999.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     On March 8, 1999 the Company completed an initial public offering of Common Stock (the "Offering"). Prior to the Offering, the Company had one class of common stock outstanding. In connection with the Offering, the Company's existing common stock underwent an approximate 2,941-for-one stock split which was then converted into 4,900,000 shares of Class B Common Stock. The Company authorized 30,000,000 shares of Class A Common Stock, 2,000,000 of those shares were issued and 1,125,000 of those shares were reserved for issuance under the Company's 1999 Stock Incentive Plan and Stock Purchase Plan.

     In the Offering, the Company issued and sold 2,000,000 shares of Class A Common Stock at a price of $14.00 per share. The Company received total net proceeds, after deduction of underwriting discounts and offering costs, of approximately $26.0 million. The net proceeds from the Offering were used to repay $4.7 million of the company's indebtedness, pay a distribution to the Company's shareholder of approximately $11.9 million and repay $0.9 million of indebtedness due to the Company's shareholder in connection with the acquisitions of MCM Plaza and PrimeTech. The remaining $8.5 million of proceeds is available for working capital and general corporate purposes.

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

     3. Approving the adoption of the Argosy Education Group, Inc. 1999 Stock Incentive Plan.

     4. Approving the adoption of the Argosy Education Group, Inc. Employee Stock Discount Purchase Plan.

Votes (not reflecting reclassification, stock splits or the Offering) cast for the above matters: 4,900,000 against: 0 abstaining: 0.

     Pursuant to Section 7.10 of the Business Corporation Act of the State of Illinois, on January 31, 1999, the stockholder of the Company, by written consent without a meeting, adopted resolutions electing Harold J. O'Donnell as a director of the Corporation. Votes (not reflecting reclassification, stock splits or the Offering) cast for the above matters: 4,900,000 against: 0 abstaining: 0.

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

ARGOSY EDUCATION GROUP, INC.

July 15, 1999                                  /s/  Charles T. Gradowski
                                               ----------------------------
                                               Charles T. Gradowski
                                               Chief Financial Officer