Form 10-K
period 1999-08-31
ARGOSY EDUCATION GROUP INC
filed 1999-11-30
CIK 1070042

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-K

                               ----------------

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended August 31, 1999

                       Commission file number 000-29820

                         ARGOSY EDUCATION GROUP, INC.
            (Exact name of registrant as specified in its charter)

              Illinois                                 36-2855674
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)

 Two First National Plaza, 20 South Clark Street, 3rd Floor, Chicago, Illinois
                                     60603
                   (Address of principal executive offices)

                               ----------------

Registrant's telephone number, including area code: (312) 899-9900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                             Class A Common Stock
                               (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X]NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the $4,4375 per share closing sale price of the registrant's Common Stock on November 23, 1999, was approximately $6,882,793. For purposes of this calculation, the Registrant's directors and executive officers have been assumed to be affiliates.

   The number of shares outstanding of the registrant's Class A and Class B Common Stock, par value $.01, as of November 23, 1999 was 6,466,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of our Notice of Annual Meeting and Proxy Statement for our Annual
Meeting of Stockholders, scheduled to be held on            are incorporated
by reference into Part III of this Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         ARGOSY EDUCATION GROUP, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I

    ITEM 1.  BUSINESS...................................................     1

    ITEM 2.  PROPERTIES.................................................    20

    ITEM 3.  LEGAL PROCEEDINGS..........................................    21

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........    21

 PART II

    ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS........................................    21

    ITEM 6.  SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA............    23

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS..................................    24

    ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.    31

    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................    31

    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE...................................    32

 PART III

    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........    32

    ITEM 11. EXECUTIVE COMPENSATION.....................................    32

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.................................................    32

    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............    32

 PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K...................................................    33

Special Note Regarding Forward-Looking Statements:

   This Form 10-K contains certain statements which reflect our expectations regarding our future growth, results of operation, performance and business prospects and opportunities. Wherever possible, words such as "anticipate," "believe," "plan," "expect" and similar expressions have been used to identify these "forward-looking" statements as such terms are defined in Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to risks and uncertainties which could cause our actual growth, results, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. These risks and uncertainties include implementation of our operating and growth strategy, risks inherent in operating private for-profit postsecondary education institutions, risks associated with general economic and business conditions, charges and costs related to acquisitions, and our ability to: successfully integrate our acquired institutions and continue our acquisition strategy, attract and retain students at our institutions, meet regulatory and accrediting agency requirements, compete with enhanced competition and new competition in the education industry, and attract and retain key employees and faculty. We are not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

                                    PART I

ITEM 1. BUSINESS

General Overview

   The Company is the nation's largest for profit provider of doctoral level programs. The Company's mission is to provide academically-oriented, practitioner-focused education in fields with numerous employment opportunities and strong student demand. In addition to doctoral and masters degrees in psychology, education and business, the Company also awards bachelor's degrees in business, associate degrees in allied health professions and diplomas in information technology. At August 31, 1999, approximately 63% of the Company's students were enrolled in doctoral programs. In 1998, the Company graduated approximately 360 clinical psychology doctoral students out of approximately 4,000 psychology doctoral degrees conferred nationwide. The Company operates 17 campuses in nine states and the Province of Ontario, Canada, and had a total of approximately 4,500 students, representing 48 states and 30 foreign countries, enrolled as of August 31, 1999.

   The Company was founded in 1975, when the Company's Chairman, Michael C. Markovitz, Ph.D., recognized a demand for a non-research oriented professional school that would educate and prepare students for careers as clinical psychology practitioners. To address this demand, the Company started the Illinois School of Professional Psychology in Chicago, Illinois in 1976 and, in its first year of operations, received several thousand inquiries for admission to a class of 70 students for the PsyD degree. The continuing demand for high quality, practitioner-focused psychology postgraduate education led the Company to expand the renamed American Schools of Professional Psychology to ten campuses located across the United States. In response to a broader demand for quality career education, the Company has expanded beyond the psychology curriculum with the acquisitions of (i) the University of Sarasota, a degree-granting institution focusing primarily on postgraduate business and education (March 1992); (ii) the Medical Institute of Minnesota, a degree-granting institution focusing on a variety of allied health professions (February 1998); and (iii) PrimeTech Institute, an institution granting diplomas in computer programming and other aspects of information technology and in paralegal studies (November 1998). In addition, the Company became the largest provider of postgraduate psychology license examination preparation courses and materials in the United States by its acquisition of Ventura in August 1997. Through Ventura, the Company also provides professional licensure examination materials and workshops for social work; marriage, family and child counseling; marriage and family therapy; and counseling certification examinations nationwide.

   The Company operates the following schools:

  . American Schools of Professional Psychology (" ASPP") grants doctoral and master's degrees in clinical psychology and related disciplines at ten campuses located in Illinois (2), Minnesota, Georgia, Virginia, Hawaii, Arizona, Florida, California and Washington. ASPP is accredited by the North Central Association of Colleges and Schools ("NCA"), and five of its campuses are accredited by the American Psychological Association ("APA").

  . University of Sarasota ("U of S") grants doctoral, master's and bachelor's degrees at three campuses located in Sarasota, Florida, Tampa, Florida and Orange, California. U of S is accredited by the Southern Association of Colleges and Schools ("SACS").

  . Medical Institute of Minnesota ("MIM") grants associate degrees at one campus in Minneapolis, Minnesota. MIM is institutionally accredited by Accrediting Bureau of Health Education Schools ("ABHES"), and additionally holds individual programmatic accreditation appropriate to each degree program offered.

  . PrimeTech Institute (PrimeTech") awards diplomas at three campuses in Ontario, Canada.

   In addition, Ventura publishes materials and holds workshops in select cities across the United States to prepare individuals to take various national and state administered oral and written health care licensure examinations in psychology and other mental health disciplines.

   As of September 1, 1999 the Company entered into a long term agreement to manage the John Marshall Law School of Atlanta, Georgia. The agreement includes an option to purchase John Marshall. The right can be exercised at the Company's discretion. Throughout its 67-year history, John Marshall Law School in Atlanta has operated with the approval of the Georgia Supreme Court but without American Bar Association accreditation. In 1987, however, the court mandated that John Marshall must earn ABA accreditation prior to 2003 or close.
   Because of the Company's demonstrated expertise in working with accrediting bodies, the Company was chosen to manage John Marshall on a contract basis. The management agreement also includes a 10-year purchase option on the school.

   The following table sets forth certain additional information regarding the Company's schools and their various campuses:

                                                 Year     Date
          School and Campus Locations           Opened  Acquired  Accreditation
          ---------------------------           ------ ---------- -------------
American Schools of
 Professional Psychology                                                NCA
Illinois School of
 Professional
 Psychology/Chicago....... Chicago, IL           1976     --            APA
Illinois School of
 Professional
 Psychology/Meadows....... Rolling Meadows, IL   1979  March 1994       APA
Minnesota School of
 Professional Psychology.. Minneapolis, MN       1987     --            APA
Georgia School of
 Professional Psychology.. Atlanta, GA           1990     --            APA
American School of
 Professional
 Psychology/Virginia...... Arlington, VA         1994     --
American School of
 Professional
 Psychology/Hawaii........ Honolulu, HI          1979  March 1994       APA
Arizona School of
 Professional Psychology.. Phoenix, AZ           1997     --
Florida School of
 Professional Psychology
 (1)...................... Tampa, FL             1995  Sept. 1998
American School of
 Professional
 Psychology/San Francisco
 Bay Area................. Point Richmond, CA    1998  Sept. 1998
Washington School of
 Professional Psychology.. Seattle, WA           1997  Sept. 1999

University of Sarasota                                                 SACS
University of
 Sarasota/Honore.......... Sarasota, FL          1969  March 1992
University of
 Sarasota/Tampa........... Tampa, FL             1997     --
University of
 Sarasota/California...... Orange, CA            1999     --

Medical Institute of
 Minnesota................ Minneapolis, MN       1961  Feb. 1998      ABHES

PrimeTech Institute
PrimeTech Institute/North
 York..................... North York, Ontario   1989  Nov. 1998
PrimeTech Institute/City
 Campus................... Toronto, Ontario      1995  Nov. 1998
PrimeTech
 Institute/Scarborough.... Scarborough, Ontario  1999     --

--------
(1) Historically operated as a unit of the University of Sarasota.

Industry Overview

   According to the National Center for Education Statistics (the "NCES") of the United States Department of Education ("DOE"), education is the second largest sector of the U.S. economy, accounting for approximately 8% of gross domestic product in 1997, or over $600 billion. The Company's schools are part of the postsecondary education market, which accounts for approximately one-third of the total sector. Of the approximately 6,000 postsecondary schools that are eligible to participate in the student financial aid programs ("Title IV Programs") administered by DOE under the Higher Education Act of 1965, as amended ("HEA"), approximately 500 are proprietary degree-granting institutions such as the Company's schools.

   The NCES estimates that by the year 2001 the number of students enrolled in higher education institutions will increase by more than 1.5 million, to over 16 million students. The Company believes that a significant portion of this growth in the postsecondary education market will result from an increase in the number of new high school graduates, an increase in the number of college graduates attending postgraduate institutions and the increased enrollment by working adults in postsecondary and postgraduate institutions. According to the NCES, the number of new high school graduates per year is expected to increase by approximately 24%, from 2.5 million graduates in 1994 to 3.1 million graduates in 2004. Over the same period, the number of college graduates attending postgraduate institutions is expected to increase by approximately 100,000 students. The NCES estimates that, over the next several years, initial enrollments in postsecondary education institutions by working adults will increase more rapidly than initial enrollments of recent high school graduates.

   The postsecondary education industry generally is expected to benefit from the public's increased recognition of the value of a postsecondary education. According to the NCES, the percentage of recent high school graduates who continued their education after graduation increased from approximately 53% in 1983 to approximately 65% in 1996. The percentage of college graduates continuing to postgraduate institutions remained relatively constant, at 11%, over the same period. The Company believes that students pursue higher education for a variety of reasons, including the increased prestige associated with academic credentials, career change and development, intellectual curiosity and the income premium associated with higher education. According to Census Bureau data, in 1995 the income premiums over comparable workers with high school diplomas for associate, bachelor's, master's and doctoral degree holders were 25%, 55%, 91% and 127%, respectively.

Business Strategy

   The Company's mission is to provide academically-oriented, practitioner-focused education in fields with numerous employment opportunities and strong student demand. The key elements of the Company's business strategy are as follows:

   Focusing on Advanced Degrees. Approximately 62% of the Company's students are enrolled in doctoral programs, with an additional 17% pursuing master's degrees and the remainder pursuing bachelor's or associate degrees or diplomas. Management believes that the Company's emphasis on advanced degree programs provides greater predictability of tuition revenue and reduces recruitment cost per enrolled student, as compared to lower level degree programs, due to a number of factors, including the longer term of most advanced degree programs, the higher student retention rates experienced in more advanced degree programs and the narrower target markets for advanced degree programs. Consistent with this philosophy, the Company plans to expand some of its associate degree programs, such as those offered by MIM, to bachelor's degree programs. By offering more advanced degree programs, the Company can also take advantage of the tendency of many graduates of master's, bachelor's and associate degree programs to continue their education at the same institution if appropriate advanced degree programs are offered.

   Focusing on Curricula with Practical Professional Applications. The Company was founded to respond to a demand for postgraduate education which focuses on practical professional applications instead of research. The Company's academic programs are designed to prepare students to work in their chosen professions immediately upon graduation. Psychology graduate students, for example, gain significant practical professional experience through a required internship program. Similarly, MIM requires all of its students to participate in a field-based internship. The Company's programs for professional educators also focus on practical benefits by offering the academic credentials and skills in discrete sub-specialties required for promotion and increased compensation. This practitioner-focused approach provides the additional benefits of attracting highly motivated students and increasing student retention and graduate employment. The Company's professional test preparation business provides it with another means of participating in the practical education needed for graduates in many fields to become practitioners.

   Refining and Adapting Educational Programs. Each of the Company's schools strives to meet the changing needs of its students and changes in the employment markets by regularly refining and adapting its existing educational programs. To do so, the Company has implemented its Program for Institutional Effectiveness Review. PIER is designed to provide periodic feedback from senior management, faculty and students with a view toward consistently improving the quality of each school's academic programs. Through PIER, the

Company solicits the views of each of these participants in the educational process on quality improvement issues such as curriculum innovations which can meet existing or expected employment and student demands and class scheduling and other program administrative improvements which can improve the students' educational experience.

   Emphasizing School Management Autonomy and Accountability. The Company operates with a decentralized management structure in which local campus management is empowered to make most of the day-to-day operating decisions at each campus and is primarily responsible for the profitability and growth of that campus. Appropriate performance-based incentive compensation arrangements have been implemented by the Company to reinforce the accountability of local campus management under this structure. At the same time, the Company provides each of its schools with certain services that it believes can be performed most efficiently and cost-effectively by a centralized office. Such services include marketing, accounting, information systems, financial aid processing and administration of regulatory compliance. The Company believes this combination of decentralized management and certain centralized services significantly increases its operational efficiency.

Growth Strategy

   The Company's objective is to achieve growth in revenue and profits while consistently maintaining the integrity and quality of its academic programs. The key elements of the Company's growth strategy are as follows:

   Expanding Program Offerings. The Company regularly engages in the development of new, and the expansion of existing, curricular offerings at the doctoral, master's, bachelor's, associate and diploma levels. Of the 18 degree-granting programs currently offered by the Company, five have been introduced since 1995. For example, in 1995 the Company introduced its doctorate in business administration ("DBA") program to provide students with advanced level business training and in 1997 the Company initiated its master's of science in health services administration ("MSHSA") program to provide students with training and problem solving skills from the areas of both business and social sciences. In 1999 the Company began offering courses in its new sports psychology program. The Company believes that there are significant opportunities to develop additional new programs, such as its new program in pastoral counseling at U of S and its proposed programs in dental hygienics and radiation therapy at MIM. Once new programs have proven successful at one school, the Company seeks to expand them to its other schools which offer related programs. For example, ASPP currently offers a master's of arts ("MA") degree in counseling at six campuses and is in the process of making this program available at the remaining ASPP campuses.

   Adding New Campuses. The Company seeks to expand its presence into new geographic locations. Nine of the Company's 17 campuses were developed by the Company internally. The Company regularly evaluates new locations for developing additional campuses and believes that significant opportunities exist for doing so. For example, of the 21 metropolitan areas in the United States with a population in excess of two million persons, nine do not have a graduate school of professional psychology that awards the PsyD degree.

   Emphasizing Student Recruitment and Retention. The Company believes that it can increase total enrollment at its campuses through the implementation of an integrated marketing program that utilizes direct response marketing and direct sales to college and high school counselors. The Company has hired a marketing professional at each of its campuses to focus both the marketing campaign and overall recruitment effort of each campus within its targeted market. The Company also believes it can increase its profitability through improvements in student retention rates, as the cost of efforts to keep current students in school are less than the expense of attracting new students.

   Expanding into Related Educational Services. The Company believes that significant opportunities exist in providing educational services that are related to its current program offerings. Through Ventura, the Company has become a leading provider of test preparation programs for psychology licensure examinations. These programs bring the Company in contact with a significant number of current and future psychology practitioners, which the Company believes can offer an opportunity to market additional educational programs in the future. For example, the Company believes that non-degree continuing education programs will increasingly be mandated by state licensing authorities; this represents an opportunity for the Company to provide services not only for the graduates of its schools, but also for the broader universe of licensed health care providers to which it gains access through its Ventura test preparation programs.

   Acquisitions. Based on recent experience and internal research, the Company believes that, in both the for-profit and not-for-profit postgraduate education industry, most schools are small, stand-alone entities without the benefits of centralized professional management, scale economies in purchasing and advertising or the financial strength of a well-capitalized parent company. The Company intends to capitalize on this fragmentation by acquiring and consolidating attractive schools and educational programs. The Company has acquired eight of its 17 campuses, four of which were for-profit and four of which were originally not-for-profit, and the Ventura test preparation business. The Company believes there are significant opportunities to acquire schools which can serve as platforms for program and campus expansion. Prime acquisition candidates are those that have the potential to be quickly developed into profitable, accredited degree-granting schools offering programs consistent with the Company's mission.

Programs of Study

   ASPP. ASPP grants postgraduate level degrees in a variety of specialties within the field of clinical psychology. The Company offers a doctorate in clinical psychology, master's of arts degrees in clinical psychology and professional counseling and a master's of science degree in health services administration. ASPP also offers a postdoctoral program in clinical psychopharmacology. Approximately 68% of ASPP's students are enrolled in the PsyD program in various specialties and, of the students enrolled in the clinical MA program, historically more than 50% continue in the PsyD program.

   The Company was among the first academic programs in the United States to offer the practitioner-focused PsyD degree, as compared to the research-oriented PhD degree. The PsyD is a four year program consisting of one year of classroom training, two years divided between classroom training and fieldwork practicum and a fourth year consisting of a paid internship. The program focuses on practical issues in clinical psychology as compared to abstract research topics. For example, fourth year students prepare a case study as their final project, rather than a doctoral dissertation. Clinical MA students complete a two year program, all of which can be carried over into the PsyD program.

   In connection with its emphasis on a practitioner-focused education, ASPP offers a variety of minors to be pursued in connection with the PsyD program. For example, the Chicago campus offers minors in the areas of Family Psychology, Ethnic Racial Psychology, Psychoanalytic Psychology, Sexual Abuse Psychology, Health Psychology and Psychology and Religion. The Minnesota campus also offers the Health Psychology and Psychology and Religion subspecialties, as well as a minor in Child and Family Psychology.

   The master's of arts program in professional counseling is a two year program combining classroom training and fieldwork. Typically offered in the evening and on weekends, this program aims to provide the skills and training needed by individuals to practice as licensed professional counselors in a wide variety of governmental, community and private settings.

   The MSHSA degree is designed to provide students with training and problem solving skills from the areas of both business and social sciences. Students learn about business principles and their application to health care as well as clinical training methods and behavior theories applicable to the health care field. The program focuses on innovative solutions to health care delivery problems by drawing on both business and interpersonal behavior theory.

   ASPP's academic programs are highly respected in the field. Since its inception in 1976, ASPP has graduated over 2,700 students. While its focus is on practice rather than research, its graduates also include PsyDs who now serve as tenured faculty members at Harvard University and Northwestern University.

   U of S. U of S grants postgraduate and bachelor's level degrees in education, business and behavioral science. In education, U of S offers a doctorate in education ("EdD"), a master's of arts in education ("MEd") and an educational specialist degree ("EdS"), each with various majors or concentrations, such as curriculum and instruction, human services administration, counseling psychology and educational leadership. In business, U of S offers a doctorate in business administration ("DBA"), a master's of business administration ("MBA") and a bachelor's of science in business administration ("BSBA"), each with various majors or concentrations, such as information systems, international business, management and marketing. In behavioral science, U of S offers a master's of arts in counseling.

   The EdD, MEd and EdS programs are offered to professional educators from across the U.S. The programs consist of an innovative combination of distance learning and personal interaction, allowing students to complete a significant percentage of the preparatory work for each course at home in advance of an intensive in-person instructional period, typically scheduled during breaks in the academic year. The Company believes that an important aspect of the learning experience is the student's interaction with faculty and other students. The EdD is a three year program, and the MEd and EdS are two year programs.

   The DBA, MBA and BSBA degrees are offered both part-time and full-time and consist of classes in disciplines such as statistics, economics, accounting and finance. The DBA is a three year program; the MBA is a two year program, which may count towards two of the three years required for the DBA; and the BSBA is a two year degree completion program.

   MIM. MIM offers associate degrees ("AA") in a variety of allied health care fields. MIM offers programs leading to certification as a veterinary technician, diagnostic medical sonographer, histotechnician, medical assistant, medical laboratory technician or radiologic technologist. Currently, approximately 60% of the students are enrolled in the veterinary technician program. The programs typically consist of 12-15 months of full-time classroom training and two to six additional months of internship.

   PrimeTech. PrimeTech offers diploma programs in network engineering, internet engineering, software programming and paralegal studies. The programs typically consist of 12-18 months of full-time course work, which can be taken on a part-time basis and which is completed on-site.

   Ventura. Ventura publishes materials and holds workshops in select cities across the United States to prepare individuals to take various national and state administered oral and written health care licensure examinations in the fields of psychology, social work, counseling, marriage and family therapy, and marriage, family and child counseling. The programs typically last three to four days and are conducted at various locations throughout the United States.

Student Body

 Recruitment

   The Company seeks to attract students with both the motivation and ability to complete the programs offered by its schools. To generate interest, the Company engages in a broad range of activities to inform potential students and their parents about its schools and programs of study.

   The general reputation of the Company's schools and referrals from current students, alumni and employers are the largest sources of new students. The Company believes that over 60% of ASPP's students for the 1998 fiscal year were enrolled through referrals from current and former students as well as employees and others who have worked with ASPP's graduates. The Company also employs marketing tools such as its web sites and creates publications and other promotional materials for the Company's schools, participates in school fairs and uses other traditional recruitment techniques common to undergraduate and postgraduate institutions. The goal of the Company's recruitment efforts is to increase awareness of the Company's schools among potential applicants in a cost-effective and dignified manner.

   ASPP and U of S operate in a different marketing environment than MIM and PrimeTech. ASPP andU of S seek to appeal to academically-oriented students, students who might otherwise elect to attend a state-sponsored or private university and who expect to see recruitment efforts and materials consistent with such universities, such as course catalogs and participation in student fairs. MIM and PrimeTech seek to appeal to students who are strictly seeking career-enhancing education and students who may not have college or university experience. These students typically respond to more traditional commercial marketing efforts. Ventura markets its programs directly to graduates of postgraduate psychology schools that have registered to take postgraduate licensure exams.

   The following table sets forth certain statistics regarding the student body at each of the Company's schools for the 1998-99 academic year:

                                              Number of Average
                      School                  Students    Age   % Postgraduate
                      ------                  --------- ------- --------------
      American Schools of Professional
       Psychology............................   2,043      33        100%
      University of Sarasota.................   1,649      41         98%
      Medical Institute of Minnesota.........     567      27          0%
      PrimeTech Institute....................     283      30          0%

 Admission

   The Company's admissions objective is to achieve controlled student enrollment growth while consistently maintaining the integrity and quality of its academic programs. At each of the Company's schools, student admissions are overseen by a committee, comprised principally of members of the faculty, that reviews each application and makes admissions decisions. Differing programs within the Company operate with differing degrees of selectivity. Some of the Company's programs, particularly its postgraduate psychology programs, receive many more applications for admission than can be accommodated. Admissions criteria for such programs include a combination of prior academic record, performance on an admissions essay and work experience. The Company believes that other of its programs are beneficial to anyone who possesses the necessary qualifications and chooses to enroll. Such programs tend to be less selective; however, the Company does screen students both for their commitment to completing a particular program of study and their aptitude for the academic subject matter of their chosen program. Upon passing the various screens of the admissions process, successful applicants are notified of acceptance into the program of their choice. All of the Company's schools use a rolling admissions format.

 Retention

   The Company recognizes that the ability to retain students until graduation is an important indicator of the success of its schools and of its students. As with other postsecondary institutions, students at the Company's schools may fail to finish their programs for a variety of personal, financial or academic reasons. While ASPP doctoral students have seven years to complete their studies, students generally complete the program in approximately five and one-half years. Over 62% of the members of ASPP's 1992 entering doctoral class graduated in 1997, and historically approximately 70% of ASPP's students ultimately complete their degree.U of S, MIM and PrimeTech have historically had completion rates similar to those of ASPP, although MIM and PrimeTech have substantially shorter programs. The Company believes MIM's and PrimeTech's completion rates are higher than those of many other associate degree and diploma programs. To reduce the risk of student withdrawals, the Company counsels students early in the application process to gauge their commitment to completing their chosen course of study.

   Student retention is considered an entire school's responsibility, from admissions to faculty and administration to career counseling services. To minimize student withdrawals, faculty and staff members at each of the Company's campuses strive to establish personal relationships with students. Each campus devotes staff resources to advising students regarding academic and financial matters, part-time employment and other matters that may affect their success. However, while there may be many contributors, each campus has one administrative employee specifically responsible for monitoring and coordinating the student retention efforts. In addition, the Company's senior management regularly tracks retention rates at each campus and provides feedback and support to local campus administrators.

Tuition and Fees

   The Company's schools invoice students for tuition and other institutional charges by the term of instruction. Each school's refund policies meet the requirements of the DOE and such school's state and accrediting agencies. Generally, if a student ceases attendance during the first 60% of his or her first term, the applicable school will refund institutional charges based on the number of weeks remaining in that term. After a student has attended 60% of that term, the school generally is allowed to retain 100% of the institutional charges. After a student's first term, the school refunds institutional charges based on the number of weeks attended in the term in which the student withdraws. Generally, after six weeks of a term, the school will retain 100% of the institutional charges for that academic period.

   The Company has historically implemented tuition increases each year at or above the rate of inflation. Average tuition increases at the Company's schools for fiscal 1997, 1998 and 1999 were 5.1%, 5.1% and 5.2%, respectively.

   The following table sets forth the average total tuition to complete a degree at each of the Company's schools, based on tuition rates for the 1998-99 academic year:

                                                         Average Total Length of
                           School                           Tuition     program
                           ------                        ------------- ---------
      American Schools of Professional Psychology
        PsyD...........................................     $52,440     4 years
        MA (Clinical)..................................      24,908     2 years
        MA (Counseling)................................      19,008     2 years
        MSHSA..........................................      22,500     2 years

      University of Sarasota
        DBA, EdD.......................................     $21,180     3 years
        Med............................................      15,650     2 years
        Eds............................................      10,590     2 years
        MBA............................................       9,640     2 years
        MA.............................................      16,600     2 years
        BSBA...........................................      14,250     2 years

      Medical Institute of Minnesota
        Veterinary Technician, Radiologic Technologist,
         Medical Lab Technician, Diagnostic Medical
         Sonographer...................................     $18,900    18 months
        Histotechnician, Medical Assistant.............      16,250    18 months

      PrimeTech Institute
        Software Programming Engineer..................     $14,500    18 months
        Software Programmer............................      11,600    13 months
        PC/LAN.........................................       7,000    12 months
        Internet Service/Support Engineer..............       6,150    12 months
        Legal Secretary................................       6,000    12 months
        LAN Professional, Paralegal....................       5,500    12 months
        Microcomputer Business Application
         Administration................................       4,500    12 months
        Desktop Publishing Specialist..................       4,000    12 months
        Accounting Assistant...........................       3,700    12 months

Graduate Employment

   The Company believes that employment of its graduates in occupations related to their fields of study is critical to the ability of its schools to continue to recruit students successfully. Based on information received from graduating students and employers, the Company believes that students graduating from the Company's schools enjoy considerable professional success. ASPP's graduating class of 1997, for example, reported a 95% employment rate in their area of study within six months after graduation. U of S's education students are primarily working professional educators, and thus by definition, have a significant graduate employment rate. The success of their educational experience is measured by continued and accelerated success in their field. MIM and PrimeTech each provide academic programs specifically tailored to a student's career goals. MIM's and PrimeTech's graduating classes of 1997 reported employment rates in their relevant fields of study within six months of graduation of 85% and 81%, respectively.

Faculty

   The Company seeks to attract and retain faculty with outstanding credentials in their respective fields for each of its schools. Each of the Company's schools attempts to employ faculty members who are dedicated to the teaching profession and to provide such faculty members with a stimulating and professional academic environment and competitive compensation package. The Company emphasizes a core staff of full-time faculty members to maintain continuity and consistency across its academic programs, augmented by part-time adjunct faculty with significant industry experience. The Company's schools each employ dedicated faculty with significant experience and credentials in their respective fields to provide the personal interaction that is critical to the academic experience. The Company also encourages its full-time faculty members to engage in meaningful outside professional activities to retain current practical experience. The Company has implemented its PIER program providing periodic feedback to faculty from senior management, faculty peers and students with a view toward consistently improving the quality of each school's academic programs.

   The following table sets forth certain information regarding the faculty at each of the Company's schools as of August 31, 1999:

                                     Full-
                                     Time    Adjunct
               School               Faculty Faculty(1)    Highest Degree of Full-Time Faculty
   -------------------------------  ------- ---------  ------------------------------------------
   American Schools of
    Professional Psychology.......     85      166     100% Doctoral (PhD or PsyD)
   University of Sarasota.........     32       11     95% Doctoral, 5% Master's
   Medical Institute of Minnesota.     23       26     9% Doctoral, 13% Master's, 43% Bachelor's,
                                                       9% Associate, 26% Certificate
   PrimeTech Institute............     15        2     12% Doctoral, 38% Master's, 50% Bachelor's

--------
(1) Represents faculty members teaching at least one class during the 1998-99 academic year.

Governance of the Company's Schools

   Each ASPP campus is managed locally by a Dean who reports to the Provost of ASPP (John E. Sites). U of S is headed by a Provost (Dale Bower) who reports to the Board of U of S. Both PrimeTech and MIM are headed by Unit Presidents (Roy Rintoul and Scott Tjaden, respectively) each of whom reports to his respective board of directors. Each of these Provosts and Unit Presidents also consult with the President of the Company (Harold J. O'Donnell). Scott Ables, General Manager of Ventura, reports to the President of the Company.

   U of S and MIM each has an independent Board of Directors, separate from the Company's Board but elected by the Company as sole shareholder. These local boards of directors independently make and approve policies and budgets.

Competition

   The postsecondary education market in the United States is highly fragmented and competitive, with no private or public institution enjoying a significant market share. The Company competes for students with postgraduate, four year and two year degree-granting institutions, which include non-profit public and private colleges, universities and proprietary institutions. An attractive employment market also reduces the number of students seeking postgraduate degrees, thereby increasing competition for potential postgraduate students. Management believes that competition among educational institutions is based on the quality of educational programs, location, perceived reputation of the institution, cost of the programs and employment opportunities for graduates. Certain public and private colleges and universities may offer programs similar to those of the Company at a lower tuition cost due in part to governmental subsidies, government and foundation grants, tax deductible contributions or other financial resources not available to proprietary institutions. Other proprietary institutions also offer programs that compete with those of the Company. Moreover, there is an increase in competition in the specific educational markets served by the Company. For example, excluding PsyD programs offered by the Company, in the 1992 academic year there were 36 PsyD programs existing in the United States, while in the 1997 academic year there were 54 PsyD programs in the United States. Certain of the Company's competitors in both the public and private sector have greater financial and other resources than the Company.

Employees

   As of August 31, 1999, the Company employed 357 persons. Of this number, 36 were employed in the Company's corporate headquarters, 155 were full-time or permanent part-time faculty members and 166 were working as administrative or support staff deployed at the various Company locations. None of the Company's employees are unionized. The Company believes its relations with its employees are generally good.

                         FINANCIAL AID AND REGULATION

Accreditation

   Accreditation is a non-governmental process through which an institution voluntarily submits itself to qualitative review by an organization of peer institutions. The three types of accrediting agencies are (i) national accrediting agencies, which accredit institutions on the basis of the overall nature of the institutions without regard to their locations, (ii) regional accrediting agencies, which accredit institutions located within their geographic areas, and (iii) programmatic accrediting agencies, which accredit specific educational programs offered by an institution. Accrediting agencies primarily examine the academic quality of the instructional programs of an institution, and a grant of accreditation is generally viewed as certification that an institution's programs meet generally accepted academic standards. Accrediting agencies also review the administrative and financial operations of the institutions they accredit to ensure that each institution has the resources to perform its educational mission.

   Pursuant to provisions of the HEA, the DOE relies in part on accrediting agencies to determine whether institutions' educational programs qualify them to participate in the Title IV Programs. The HEA specifies certain standards that all recognized accrediting agencies must adopt in connection with their review of postsecondary institutions. Accrediting agencies that meet the DOE standards are recognized as reliable arbiters of educational quality. The HEA requires each recognized accrediting agency to submit to a periodic review of its procedures and practices by the DOE as a condition of its continued recognition.

   All of the Company's U.S. campuses are accredited by an accrediting agency recognized by the DOE. These accrediting agencies are the North Central Association of Colleges and Schools ("NCA"), the Southern Association of Colleges and Schools ("SACS"), the Accrediting Bureau of Health Education Schools/Programs

("ABHES") and the American Psychological Association ("APA"). NCA, SACS and ABHES are institutional accrediting bodies which accredit the entire institution. The APA is a programmatic accrediting body which does not accredit the entire institution, but only specific programs offered by the institution. ASPP is institutionally accredited by NCA to offer both doctoral and master's degrees at its campuses in Illinois, Minnesota, Georgia, Virginia, Hawaii, Arizona, California and Florida. ASPP's Chicago, Minneapolis, Atlanta, Hawaii and Rolling Meadows campuses also have programmatic accreditation by the APA. U of S is institutionally accredited by SACS to award doctoral, master's and bachelor's degrees in business, doctoral and master's degrees in education and doctoral and master's degrees in psychology. MIM is approved by the State of Minnesota to award associate degrees in a variety of allied health fields, is institutionally accredited by ABHES, a nationally recognized accreditor of allied health care institutions, and additionally holds individual programmatic accreditation appropriate to each degree program offered. The Company is seeking APA accreditation for programs at its Florida and Virginia campuses. Although accreditation is not currently required, failure to obtain such accreditation could adversely affect state authorization of these campuses in future periods or the ability of graduates of these campuses to obtain state licenses to practice. PrimeTech is approved as a private vocational school in the Province of Ontario, Canada, to award diplomas upon successful completion of the following main programs: network engineering, internet engineering, software programming and paralegal studies.

   Each of the institutional accrediting agencies that accredits the Company's campuses has standards pertaining to areas such as curricula, institutional objectives, long-range planning, faculty, administration, admissions, record-keeping, library resources, facilities, finances and student refunds, among others. Certain institutional substantive changes, including changes of ownership and the addition of new facilities and programs may require review and approval from accrediting agencies. Institutions which apply for accreditation typically receive a visiting team which reviews the institution's compliance with these standards. Based on the team's report and the institution's response, the accrediting agency grants or denies accreditation. The accrediting agencies which accredit the institution's campuses assess annual fees and require that institutions pay for the costs associated with team visits and other substantive reviews of the institution resulting from changes to the institution or its curricula. The Company believes that it incurred costs of approximately $46,000 in fiscal 1999 directly related to accreditation.

   The HEA requires accrediting agencies recognized by the DOE to review many aspects of an institution's operations to ensure that the education or training offered by the institution is of sufficient quality to achieve, for the duration of the accreditation period, the stated objective for which the education or training is offered. Under the HEA, a recognized accrediting agency must perform regular inspections and reviews of institutions of higher education. An accredited institution must meet or exceed an accrediting agency's standards throughout its period of accreditation. An accrediting agency may place an institution on probation or similar warning status or direct the institution to show cause why its accreditation should not be revoked if the accrediting agency believes an institution may be out of compliance with accrediting standards. It may also place an institution on "reporting" status in order to monitor one or more specified areas of the institution's performance. An institution placed on reporting status is required to report periodically to its accrediting agency on that institution's performance in the specified areas. While on reporting status, an institution may be required to seek the permission of its accrediting agency to open and commence instruction at new locations. None of the Company's schools are on probation, show cause or reporting status.

Student Financial Assistance

   Students attending the Company's schools finance their education through a combination of individual resources (including earnings from full or part-time employment), government-sponsored financial aid and other sources, including family contributions and scholarships provided by the Company. The Company estimates that over 51% of the students at its U.S. schools receive some government-sponsored (federal or state) financial aid. For fiscal 1999, approximately 53% of the Company's net tuition revenue (on a cash basis) was derived from some form of such government-sponsored financial aid received by the students enrolled in its schools. In addition, approximately 70% of the students attending PrimeTech receive Canadian government-sponsored financial aid.

   To provide students access to financial assistance available through the Title IV Programs, an institution, including its additional locations, must be
(i) authorized to offer its programs of instruction by the relevant agencies of the state in which it and its additional campuses, if any, are located,
(ii) accredited by an accrediting agency recognized by the DOE and (iii) certified as eligible by the DOE. In addition, the institution must ensure that Title IV Program funds are properly accounted for and disbursed to eligible students.

   Under the HEA and its implementing regulations, each of the Company's campuses that participates in the Title IV Programs must comply with certain standards on an institutional basis, as more specifically identified below. For purposes of these standards, the regulations define an institution as a main campus and its additional locations, if any. Under this definition, each of the Company's U.S. schools is a separate institution.

Nature of Federal Support for Postsecondary Education in the United States

   While many states support public colleges and universities primarily through direct state subsidies, the federal government provides a substantial part of its support for postsecondary education in the form of grants and loans to students who can use this support at any institution that has been certified as eligible by the DOE. The Title IV Programs have provided aid to students for more than 30 years, and, since the mid-1960's, the scope and size of such programs have steadily increased. Since 1972, Congress has expanded the scope of the HEA to provide for the needs of the changing national student population by, among other things, (i) providing that students at proprietary institutions, such as the Company's institutions, are eligible for assistance under the Title IV Programs, (ii) establishing a program for loans to parents of eligible students, (iii) opening the Title IV Programs to part-time students and (iv) increasing maximum loan limits and in some cases eliminating the requirement that students demonstrate financial need to obtain federally guaranteed student loans. Most recently, the Federal Direct Loan program was enacted, enabling students to obtain loans from the federal government rather than from commercial lenders.

   On October 1, 1998, legislation was enacted which reauthorized the student financial assistance programs of the HEA. The 1998 Amendments continue many of the current requirements for student and institutional participation in the Title IV Programs. The 1998 Amendments also change or modify some requirements. These changes and modifications include increasing the revenues that an institution may derive from Title IV funds from 85% to 90% and revising the requirements pertaining to the manner in which institutions must calculate refunds to students. The 1998 Amendments also prohibit institutions that are ineligible for participation in Title IV loan programs due to student default rates in excess of applicable thresholds from participating in the Pell Grant program. Other changes expand participating institutions' ability to appeal loss of eligibility owing to such default rates. The 1998 Amendments permit an institution to avoid the interruption of eligibility for the Title IV Programs upon a change of ownership which results in a change of control by submitting a materially complete application for recertification of eligibility within 10 business days of such a change of ownership. Regulations concerning a school's calculation of refunds to students are scheduled to take effect in October 2000, and regulations to implement the remaining portions of the 1998 Amendments are scheduled to become effective on July 1, 2000. The Company does not believe that the 1998 Amendments will adversely or materially affect its business operations. None of the Company's institutions derives more than 80% of its revenue from Title IV funds and no institution has student loan default rates in excess of current thresholds. The Company also believes that its current refund policy satisfies the new refund requirements.

   Students at the Company's institutions receive grants, loans and work opportunities to fund their education under several of the Title IV Programs, of which the two largest are the FFEL program and the Federal Pell Grant ("Pell") program. Some of the Company's institutions participate in the Perkins program and the Federal Work-Study ("FWS") program. In addition, the Company's institutions are eligible to participate in the Federal Supplemental Educational Opportunity Grant ("FSEOG") program.

   Most aid under the Title IV Programs is awarded on the basis of financial need, generally defined under the HEA as the difference between the cost of attending an educational program and the amount a student can reasonably contribute to that cost. All recipients of Title IV Program funds must maintain a satisfactory grade point average and progress in a timely manner toward completion of their program of study.

   Pell. Pell grants are the primary component of the Title IV Programs under which the DOE makes grants to students who demonstrate financial need. Every eligible student is entitled to receive a Pell grant; there is no institutional allocation or limit, although there is a limit for each eligible student, depending on need. For the 1998 federal fiscal year, the maximum individual Pell grant was $3,000; for the 1999 federal fiscal year, the maximum was $3,125. For the 2000, federal fiscal year, the maximum Pell grant increased to $3,300.

   FSEOG. FSEOG awards are designed to supplement Pell grants for the neediest students. FSEOG grants generally range in amount from $100 to $4,000 per year; however, the availability of FSEOG awards is limited by the amount of funds allocated to an institution under a formula that takes into account the size of the institution, its costs and the income levels of its students. The Company is required to make a 25% matching contribution for all FSEOG program funds disbursed. Resources for this institutional contribution may include institutional grants, scholarships and other eligible funds (i.e., funds from foundations and other charitable organizations) and, in certain states, portions of state scholarships and grants. At this time, only MIM participates in the FSEOG program.

   FFEL. The FFEL program consists of two types of loans, Stafford loans, which are made available to students, and PLUS loans, which are made available to parents of students classified as dependents. Under the Stafford loan program, a student may borrow up to $2,625 for the first academic year, $3,500 for the second academic year and, in some educational programs, $5,500 for each of the third and fourth academic years. Graduate and professional students may borrow up to $8,500 per academic year. Students with financial need may qualify for interest subsidies while in school and during grace periods. Students who are classified as independent can increase their borrowing limits and receive additional unsubsidized Stafford loans. Such students can obtain up to an additional $4,000 for each of the first and second academic years and, depending upon the educational program, an additional $5,000 for each of the third and fourth academic years. Graduate and professional students may borrow up to an additional $10,000 per academic year. The obligation to begin repaying Stafford loans does not commence until six months after a student ceases to be enrolled on at least a half-time basis. Amounts received by students in the Company's institutions under the Stafford program in fiscal 1999 equaled approximately 45% of the Company's net tuition revenue (on a cash basis). Under the PLUS loan program, the parents of a dependent student may obtain a loan in an amount not to exceed the difference between the total cost of that student's education (including allowable expenses) and other aid to which that student is entitled. At this time, none of the Company's institutions participates in the PLUS program.

   The Company's schools and their students use a wide variety of lenders and guaranty agencies and have not experienced difficulties in identifying lenders and guaranty agencies willing to make federal student loans. The HEA requires the establishment of lenders of last resort in every state to ensure that students at any institution that cannot identify such lenders will have access to the FFEL program loans.

   Perkins. Eligible undergraduate students may borrow up to $3,000 under the Perkins loan program during each academic year, with an aggregate maximum of $15,000, at a 5% interest rate and with repayment delayed until nine months after the borrower ceases to be enrolled on at least a half-time basis. Perkins loans are made available to those students who demonstrate the greatest financial need. Perkins loans are made from a revolving account, 75% of which was initially capitalized by the DOE. Subsequent federal capital contributions, with an institutional match in the same proportion, may be received if an institution meets certain requirements. Each institution collects payments on Perkins loans from its former students and loans those funds to currently enrolled students. Collection and disbursement of Perkins loans is the responsibility of each participating institution. During the 1998-99 award year, the Company collected approximately $36,600 from its former students in repayment of Perkins loans. In the 1998-99 award year, the Company's required matching contribution was approximately $7,600. The Perkins loans disbursed to students in the Company's institutions in the 1998-99 award year represented less than 1% of the Company's net U.S. tuition revenue.

   FWS. Under the FWS program, federal funds are made available to pay up to 75% of the cost of part-time employment of eligible students, based on their financial need, to perform work for the institution or for off-campus public or non-profit organizations. During the 1998-99 award year, the Company's institutions and other organizations provided matching contributions totaling approximately $80,600. At least 5% of an institution's FWS allocation must be used to fund student employment in community service positions. FWS earnings are not used for tuition and fees. However, in the 1998-99 award year, the federal share of FWS earnings represented less than 1% of the Company's net U.S. tuition revenue.

Federal Oversight of the Title IV Programs

   The substantial amount of federal funds disbursed through the Title IV Programs coupled with the large numbers of students and institutions participating in those programs have led to an increased level of DOE regulatory oversight of institutions. If an institution's cohort default rate (the percentage of its students or former students who default on their student loans within approximately 18 months of being required to commence repayment) exceeds 25 percent for three consecutive federal fiscal years, the institution, with limited exceptions, becomes ineligible to participate in the Title IV Programs. Each institution which participates in the Title IV Programs must annually submit to the DOE an audit by an independent accounting firm of that institution's compliance with Title IV Program requirements, as well as audited financial statements. The DOE also conducts compliance reviews, which include on-site evaluations of several hundred institutions each year, and directs student loan guaranty agencies to conduct additional reviews relating to the FFEL programs. In addition, the Office of the Inspector General of the DOE conducts audits and investigations of institutions in certain circumstances. Under the HEA, accrediting agencies and state licensing agencies also have responsibilities for overseeing institutions' compliance with Title IV Program requirements. As a result, each participating institution, including each of the Company's institutions, is subject to frequent and detailed oversight and must comply with a complex framework of laws and regulations or risk being required to repay funds, to pay civil penalties, or be declared ineligible to participate in the Title IV Programs. In addition, because the DOE periodically revises its regulations (e.g., in November 1997, the DOE published new regulations with respect to financial responsibility standards which took effect July 1, 1998) and changes its interpretation of existing laws and regulations, there can be no assurance that the DOE will agree with the Company's understanding of each Title IV Program requirement.

   Largely as a result of this increased oversight, the DOE has reported that 1,500 institutions have either ceased to be eligible for or have voluntarily relinquished their participation in some or all of the Title IV Programs since October 1, 1992. This has reduced competition among institutions with respect to certain markets and educational programs.

   Cohort Default Rates. A significant component of the increased regulatory oversight has been the imposition of limitations on participation in the Title IV Programs by institutions whose former students defaulted on the repayment of federally guaranteed or funded student loans at an "excessive" rate. Since the DOE began to impose sanctions on institutions with cohort default rates above certain levels, the DOE has reported that over 1,000 institutions have lost their eligibility to participate in some or all of the Title IV Programs. However, many institutions, including all of the Company's institutions, have responded by implementing aggressive student loan default management programs aimed at reducing the likelihood of students failing to repay their loans in a timely manner. An institution's cohort default rates under the FFEL programs are calculated on an annual basis as the rate at which student borrowers scheduled to begin repayment on their loans in one federal fiscal year default on those loans by the end of the next federal fiscal year. Any institution whose cohort default rate equals or exceeds 25% for any one of the three most recent federal fiscal years may be found by the DOE to lack administrative capability and, on that basis, placed on provisional certification status for up to three years. Provisional certification status does not limit an institution's access to Title IV Program funds but does subject that institution to closer review by the DOE and possible summary adverse action if that institution commits violations of Title IV Program requirements. Any institution whose cohort default rates equal or exceed 25% for three consecutive years will no longer be eligible to participate in the FFEL programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. In addition, an institution whose cohort default rate for any federal fiscal year exceeds 40% may have its eligibility to participate in all of the Title IV Programs limited, suspended or terminated. Since the calculation of cohort default rates involves the collection of data from many non-governmental agencies (i.e., lenders, private guarantors or services), as well as the DOE, the HEA provides a formal process for the review and appeal of the accuracy of cohort default rates before the DOE takes any action against an institution based on such rates. In addition to the foregoing, if an institution's cohort default rate for loans under the Perkins program exceeds 15% for any federal award year (i.e., July 1 through June 30), that institution may be placed on provisional certification status for up to three years. Furthermore, as a result of the 1998 Amendments to the HEA, institutions that are ineligible to participate in the Title IV loan program due to student loan default rates will also become ineligible to participate in the Pell Grant Program.

   None of the Company's institutions has had a published FFEL or Perkins cohort default rate of 15% or greater for any of the past three federal fiscal years. The Company's overall average cohort default rates for fiscal 1993, 1994 and 1995 were 0.4%, 2.9% and 7.9%, respectively. The average cohort default rates for proprietary institutions nationally for federal fiscal years 1993, 1994 and 1995 were 23.9%, 21.1% and 19.9%, respectively. The Company's overall average cohort default rate for fiscal 1996 was 4.6%.

   Financial Responsibility Standards. All institutions participating in the Title IV Programs must satisfy a series of specific standards of financial responsibility. Institutions are evaluated for compliance with those requirements in several circumstances, including as part of the DOE's recertification process, on an annual basis as each institution submits its audited financial statements to the DOE, and in connection with a change of ownership resulting in a change of control of an institution. Under standards in effect prior to July 1, 1998, (and still in effect with respect to financial review upon a change in ownership), each institution's audited balance sheet must demonstrate an acid test ratio (defined as the ratio of cash, cash equivalents and current accounts receivable to current liabilities) of at least 1:1 at the end of each fiscal year. Another standard requires that each institution have a positive tangible net worth at the end of each fiscal year. A third standard prohibits any institution from having a cumulative net operating loss during its two most recent fiscal years that results in a decline of more than 10% of that institution's tangible net worth as measured at the beginning of that two-year period. The DOE measures an institution's compliance with the financial responsibility standards on the basis of the audited financial statements of the institution itself, but it may request the financial statements of the institution's parent company or other related entities in performing its financial responsibility review.

   An institution that is determined by the DOE not to meet any one of the standards of financial responsibility is nonetheless entitled to participate in the Title IV Programs if it can demonstrate to the DOE that it is financially responsible on an alternative basis. An institution may do so by posting surety either in an amount equal to 50% (or greater, as the DOE may require) of total Title IV Program funds received by students enrolled at such institution during the prior year or in an amount equal to 10% (or greater, as the DOE may require) of such prior year's funds if the institution also agrees to provisional certification and to transfer to the reimbursement or cash monitoring system of payment for its Title IV Program funds. The DOE has interpreted this surety condition to require the posting of an irrevocable letter of credit in favor of the DOE. Alternatively, an institution may demonstrate, with the support of a statement from a certified public accountant and other information specified in the regulations, that it was previously in compliance with the numeric standards and that its continued operation is not jeopardized by its financial condition. Under a separate standard of financial responsibility, if an institution has made late Title IV Program refunds to students in its prior two years, the institution is required to post a letter of credit in favor of the DOE in an amount equal to 25% of total Title IV Program refunds paid by the institution in its prior fiscal year.

   In November 1997, the DOE issued new regulations, which took effect July 1, 1998 and revised the DOE's standards of financial responsibility as applied to an institution's annual audited financial statements. These new standards replace the numeric tests described above with three ratios: an equity ratio, a primary reserve ratio and a net income ratio, which are weighted and added together to produce a composite score for the institution. Institutions such as the Company have the choice of meeting the new standards or the old standards for fiscal years that began on or after July 1, 1997, but before June 30, 1998.

   Under the new standards, an institution need only satisfy a composite score standard. The ratio methodology of these standards takes into account an institution's total financial resources and determines a combined score of the measures of those resources along a common scale (from negative 1.0 to positive 3.0). It allows a relative strength in one measure to mitigate a relative weakness in another measure.

   If an institution achieves a composite score of at least 1.5, it is financially responsible without further oversight. If an institution achieves a composite score from 1.0 to 1.4, it is in the "zone" and is subject to additional monitoring, but may continue to participate as a financially responsible institution, for up to three years. Additional monitoring may require the school to (i) notify the DOE, within 10 days of certain changes, such as an adverse accrediting action; (ii) file its financial statements earlier than the six month requirement following the close of the fiscal year; and (iii) subject the school to a cash monitoring payment method. If an institution has a composite score below 1.0, it fails to meet the financial responsibility standards unless it qualifies under an alternative standard (i.e., (i) a letter of credit equal to 50% of the Title IV Program funds expended from the prior fiscal year or (ii) a letter of credit equal to at least 10% of the Title IV Program funds expended from the prior fiscal year plus provisional certification status and either or the reimbursement payment of Title IV funds or heightened cash monitoring).

   The Company has applied these new regulations to its financial statements as of August 31, 1999, the end of the Company's most recently completed fiscal year, and has determined that the Company and each of its institutions satisfied the new standards as of that date.

   Restrictions on Acquiring or Opening Additional Schools and Adding Educational Programs. An institution which undergoes a change of ownership resulting in a change in control must be reviewed and recertified for participation in the Title IV Programs under its new ownership. Pending recertification, the DOE suspends Title IV Program funding to that institution's students, except for certain Title IV Program funds that were committed under the prior owner, although such suspension can be avoided if the institution submits a materially complete application for approval within ten business days of closing on the transaction. If an institution is recertified following a change of ownership, it may be on a provisional basis. During the time an institution is provisionally certified, it may be subject to closer review by the DOE and to summary adverse action for violations of Title IV Program requirements, but provisional certification does not otherwise limit an institution's access to Title IV Program funds.

   In addition, the HEA generally requires that proprietary institutions be fully operational for two years before applying to participate in the Title IV Programs. However, under the HEA and applicable regulations, an institution that is certified to participate in the Title IV Programs may establish an additional location and apply to participate in the Title IV Programs at that location without reference to the two-year requirement, if such additional location satisfies all other applicable eligibility requirements, including that the additional location be approved by the institution's accrediting agency and by the appropriate government licensing agency in the state where the additional location is located. The Company's expansion plans are based, in large part, on its ability to acquire schools that can be recertified and to open additional locations as part of its existing institutions. The Company believes that its ability to open additional locations as part of existing institutions is the most feasible means of expansion, because its existing institutions are currently certified as eligible to participate in Title IV Programs and students enrolled at the new additional locations will have more ready access to Title IV Program funds.

   Generally, if an institution eligible to participate in the Title IV Programs adds an educational program after it has been designated as an eligible institution, the institution must apply to the DOE to have the additional program designated as eligible. However, an institution is not obligated to obtain DOE approval of an additional program that leads to a professional, graduate, bachelor's or associate degree or which prepares students for gainful employment in the same or related recognized occupation as an educational program that has previously been designated as an eligible program at that institution and meets certain minimum length requirements. Furthermore, short-term educational programs, which generally consist of those programs that provide at least 300 but less than 600 clock hours of instruction, are eligible only for FFEL funding and only if they have been offered for a year and the institution can demonstrate, based on an attestation by its independent auditor, that 70% of all students who enroll in such programs complete them within a prescribed time and 70% of those students who graduate from such programs obtain employment in the recognized occupation for which they were trained within a prescribed time. In the event that an institution erroneously determines that an educational program is eligible for purposes of the Title IV Programs without the DOE's express approval, the institution would likely be liable for repayment of Title IV Program funds provided to students in that educational program. The Company does not believe that the DOE's regulations will create significant obstacles to its plans to add new programs because any new programs offered by its campuses will lead to professional, graduate, bachelor's or associate degrees or prepare students for gainful employment in the same or related recognized occupation as education programs which were previously offered by the Company's campuses.

   Certain of the state authorizing agencies, the Ontario Student Assistance Plan ("OSAP"), and accrediting agencies with jurisdiction over the Company's campuses also have requirements that may, in certain instances, limit the ability of the Company to open a new campus, acquire an existing campus, establish an additional location of an existing institution or begin offering a new educational program. The Company does not believe that such standards will have a material adverse effect on the Company or its expansion plans, because the standards for approval of new programs or expanding institutions are generally no more stringent than the standards applied by the states, OSAP and accrediting agencies in originally granting accreditation and licensure to the campuses. Compliance with state and OSAP standards generally requires notification of the proposed change and, in some states, approval by the accrediting agency. Based on its current practice of meeting or exceeding both state and accrediting agency standards, the Company believes that it will be able to obtain any accreditation or state approvals to initiate new programs or expand its campuses. If the Company were unable to meet those standards, its ability to add programs or expand its campuses would be materially adversely affected.

   The "85/15 Rule." Under a provision of the HEA commonly referred to as the "85/15 Rule," a proprietary institution, such as each of the Company's U.S. institutions, would cease being eligible to participate in the Title IV Programs if, on a cash accounting basis, more than 85% of its net revenues for the prior fiscal year was derived from the Title IV Programs. As discussed above, Congress recently amended the 85/15 Rule to a 90/10 Rule in the 1998 Amendments to the HEA. Any institution that violates this rule immediately becomes ineligible to participate in the Title IV Programs and is unable to apply to regain its eligibility until the following fiscal year. The Company has calculated that, since this requirement took effect in 1995, none of the Company's U.S. institutions derived more than 80% of its net revenue (on a cash basis) from the Title IV Programs for any award year, and that for fiscal 1999 the range for the Company's U.S. institutions was from approximately 43% to approximately 69%. For 1998, the independent auditors of the Company or the institution, if applicable, examined management's assertion that each of the Company's U.S. institutions complied with these requirements and opined that such assertion was fairly stated in all material respects. The Company regularly monitors compliance with this requirement in order to minimize the risk that any of its U.S. institutions would derive more than the maximum allowed percentage of its revenue from the Title IV Programs for any fiscal year. If an institution appears likely to approach the maximum percentage threshold, the Company would evaluate the appropriateness of making changes in student funding and financing to ensure compliance with the Rule.

   Restrictions on Payment of Bonuses, Commissions or Other Incentives. The HEA prohibits an institution from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admission or financial aid awarding activity for programs eligible for Title IV Program funds. The Company believes that its current compensation plans are in compliance with HEA standards.

State Authorization in the United States

   Each of the Company's campuses is authorized to offer educational programs and grant degrees or diplomas by the state in which such campus is located. The level of regulatory oversight varies substantially from state to state. In some states, the campuses are subject to licensure by the state education agency and also by a separate higher education agency. State laws establish standards for instruction, qualifications of faculty, location and nature of facilities, financial policies and responsibility and other operational matters. State laws and regulations may limit the ability of the Company to obtain authorization to operate in certain states, to award degrees or diplomas or offer new degree programs. Certain states prescribe standards of financial responsibility that are different from those prescribed by the DOE. The Company believes that each of its campuses is in substantial compliance with state authorizing and licensure laws. Program approval for the Company's doctor of clinical psychology program in the State of Virginia recently expired, and an application to extend the approval is pending.

   The Company derived 23.2% and 20.4% of its fiscal 1999 revenues from its operations in Illinois and Minnesota, respectively. The Illinois Board of Higher Education, the entity which authorizes the Illinois ASPP campuses to offer degrees, and the Minnesota Higher Education Services Office, the entity which authorizes the MIM and Minnesota ASPP campus to offer degrees, regulate all non-public degree granting institutions within the corresponding states. The Boards require ASPP and MIM to demonstrate compliance with regulations in areas such as admissions, curriculum, facilities, equipment, instructional materials, qualifications of school personnel, fiscal resources, tuition and refund policy, record-keeping and recruitment. The Company believes its campuses are fully authorized to offer degrees in the states of Illinois and Minnesota. No other state accounted for 20% or more of the Company's revenue in fiscal 1999.

Canadian Regulation

   The Ontario Ministry of Education and Training ("OMET") provides financial assistance to eligible students through OSAP, which includes two main components, the CSL program and the Ontario Student Loans Program ("OSLP") program. To maintain its right to administer OSAP, an institution, such as the PrimeTech campuses in Toronto, must, among other things, be registered and in good standing under the PVSA and abide by the rules, regulations and administrative manuals of the CSL, OSLP and other OSAP-related programs. In order to attain initial eligibility, an institution must establish, among other things, that it has been in good standing under the PVSA for at least 12 months, that it has offered an eligible program for at least 12 months and that it has graduated at least one class in an eligible program that satisfies specific requirements with respect to class size and graduation rate. In addition, the institution must offer full-time programs at the postsecondary level, award a diploma or certificate upon successful completion of the program, have minimum admission requirements for entering students, require students to participate fully in their studies, monitor students' progress and maintain academic records, and advise OMET before taking any action that could result in its failing to meet OMET's requirements. When applying for initial eligibility an institution must also file with OMET a request for OSAP designation with a description of the procedures to be implemented to administer the OSAP financial aid office. During the first two years of initial eligibility, the institution must have its administration of OSAP independently audited, and full eligibility will not be granted unless these audits establish that the institution has properly administered OSAP. The institution can only administer CSL funds, and cannot administer OSLP funds, until it has gained full eligibility. Once an institution has gained OSAP eligibility, the institution must advise OMET before it takes any material action that may result in its failure or inability to meet any rules, regulations or requirements related to OSAP. Both of the Company's Canadian campuses are fully eligible to administer CSL and OSLP Funds.

   In order for an OSAP-eligible institution to establish a new branch of an existing eligible institution, it must obtain an OSAP-designation from OMET, either as a separate institution if the branch administers OSAP without the involvement of the main campus, or as part of the same institution, if OSAP is administered through the main campus of the institution. The Company does not believe that OSAP's requirements will create significant obstacles to its plans to acquire additional institutions or open new branches in Ontario.

   Institutions participating in OSAP, such as the PrimeTech campuses in Toronto, cannot submit applications for loans to students enrolled in educational programs that have not been designated as OSAP-eligible by OMET. To be eligible, among other things, a program must be registered with the Private Vocational Schools Unit, must be of a certain minimum length and must lead to a diploma or certificate. Each of the PrimeTech educational programs has been designated OSAP eligible by OMET and the Company does not anticipate that these program approval requirements will create significant problems with respect to its plans to add new educational programs.

   An institution cannot automatically acquire OSAP-designation through acquisition of other OSAP-eligible institutions. When there is a change of ownership, including a change in controlling interest, in a non-incorporated OSAP-eligible institution, OMET will require evidence of the institution's continued capacity to properly administer the program before extending OSAP designation to the new owner. Under OSAP regulations, a change or reorganization which significantly affects the institution's administration of OSAP funds such that the institution's prior record of administering such funds is no longer relevant results in the OMET considering the institution to be a new institution. Given that OMET periodically revises its regulations and other requirements and changes its interpretations of existing laws and regulations, there can be no assurance that OMET will agree with the Company's understanding of each OMET requirement.

   PrimeTech is required to audit its OSAP administration annually, and OMET is authorized to conduct its own audits of the administration of the OSAP programs by any OSAP-eligible institution. The Company has complied with these requirements on a timely basis. Based on its most recent annual compliance audits, PrimeTech has been found to be in substantial compliance with the requirements of OSAP, and the Company believes that it continues to be in substantial compliance with these requirements. OMET has the authority to take any measures it deems necessary to protect the integrity of the administration of OSAP. If OMET deems a failure to comply to be minor, OMET will advise the institution of the deficiency and provide the institution with the opportunity to remedy the asserted deficiency. If OMET deems the failure to comply to be serious in nature, OMET has the authority to: (i) condition the institution's continued OSAP designation upon the institution's meeting specific requirements during a specific time frame; (ii) refuse to extend the institution's OSAP eligibility to the OSLP program; (iii) suspend the institution's OSAP designation; or (iv) revoke the institution's OSAP designation. In addition, when OMET determines that any non-compliance in an institution's OSAP administration is serious, OMET has the authority to contract with an independent auditor, at the expense of the institution, to conduct a full audit in order to quantify the deficiencies and to require repayment of all loan amounts. In addition, OMET may impose a penalty up to the amount of the damages assessed in the independent audit.

   As noted above, PrimeTech is subject to the PVSA. The Company may not operate a private vocational school in the province of Ontario unless such school is registered under the PVSA. Upon payment of the prescribed fee and satisfaction of the conditions prescribed by the regulations under the PVSA and by the Private Vocational Schools Unit of the OMET, an applicant or registrant such as PrimeTech is entitled to registration or renewal of registration to conduct or operate a private vocational school unless: (1) it cannot reasonably be expected to be financially responsible in the conduct of the private vocational school; (2) the past conduct of the officers or directors provides reasonable grounds for belief that the operations of the campus will not be carried on in accordance with relevant law and with integrity and honesty; (3) it can reasonably be expected that the course or courses of study or the method of training offered by the private vocational school will not provide the skill and knowledge requisite for employment in the vocation or vocations for which the applicant or registrant is offering instruction; or (4) the applicant is carrying on activities that are, or will be, if the applicant is registered, in contravention of the PVSA or the regulations under the PVSA. An applicant for registration to conduct or operate a private vocational school is required to submit with the application a bond in an amount determined in accordance with the regulations under the PVSA. PrimeTech is currently registered under the PVSA at both of its buildings, and the Company does not believe that there will be any impediment to renewal of such registrations on an annual basis.

   The PVSA provides that a "registration" is not transferable. However, the Private Vocational Schools Unit of OMET takes the position that a purchase of shares of a private vocational school does not invalidate the school's registration under the PVSA. The Company does not believe that the Offering will invalidate the registration of PrimeTech.

   If a corporation is convicted of violating the PVSA or the regulations under the PVSA, the maximum penalty that may be imposed on the corporation is $25,000.

   The legislative, regulatory and other requirements relating to student financial assistance programs in Ontario are subject to change by applicable governments due to political and budgetary pressures, and any such change may affect the eligibility for student financial assistance of the students attending PrimeTech, which, in turn, could materially adversely affect the Company's business, results of operations or financial condition.

ITEM 2. PROPERTIES

   Our corporate headquarters are located in Chicago, Illinois, and our 17 campuses are located in 9 states and one Canadian province. Each campus contains teaching facilities, including modern classrooms. Admissions and administrative offices are also located at each campus.

   We lease all of our facilities, except the primary University of Sarasota facility in Sarasota, Florida, which we own. As of August 31, 1999 we owned approximately 42,000 square feet and leased approximately 259,000 square feet. The leases have remaining terms ranging from two years to ten years.

   We actively monitor facility capacity in light of our current utilization and projected enrollment growth. We believe that our schools can acquire any necessary additional capacity on reasonably acceptable terms. We devote capital resources to facility improvements and expansions as necessary.

   The following table sets forth certain information as of August 31, 1999 with respect to the principal properties of the Company and its subsidiaries. The Company believes that its facilities are in substantial compliance with applicable environmental laws and with the Americans With Disabilities Act.

      Campus                                                     Square Footage
      ------                                                     --------------
      American Schools of Professional Psychology
      Illinois School of Professional Psychology/Chicago........     37,831
      Illinois School of Professional Psychology/Meadows........     10,469
      Minnesota School of Professional Psychology...............      9,457
      Georgia School of Professional Psychology.................     13,274
      American School of Professional Psychology/Virginia.......     13,437
      American School of Professional Psychology/Hawaii.........      6,596
      Arizona School of Professional Psychology.................     13,399
      Florida School of Professional Psychology.................      6,632
      American School of Professional Psychology/San Francisco
       Bay Area.................................................     10,226
      Washington School of Professional Psychology..............     10,273

      University of Sarasota
      University of Sarasota/Honore Campus......................     22,152
      University of Sarasota/Tampa Campus.......................      6,632
      University of Sarasota/Orange Campus......................     10,829

      Medical Institute of Minnesota............................     62,300

      PrimeTech Institute
      PrimeTech Institute/North York............................      9,199
      PrimeTech Institute/City Campus...........................      8,681
      PrimeTech Institute/Scarborough...........................     13,289

      Ventura...................................................     15,540

ITEM 3. LEGAL PROCEEDINGS

   The Company, Dr. Markovitz and certain other companies in which Dr. Markovitz has an interest have been named as defendants in Charlena Griffith, et al. v. University Hospital, L.L.C. et al., a class action lawsuit filed in November 1997 and currently pending in the United States District Court for the Northern District of Illinois,

Eastern Division. No specific amount of damages is sought by the plaintiffs. This lawsuit arose in connection with the closing of a for-profit psychiatric hospital located in Chicago, which was established in 1989 by Dr. Markovitz and operated under the name University Hospital ("University Hospital"). University Hospital was substantially dependent on Medicare reimbursement for its revenues. In May 1997, after continued Medicare reimbursement to University Hospital was effectively terminated, University Hospital ceased operations and made an assignment for the benefit of its creditors, which is ongoing. The Company owned a 95% equity interest in University Hospital at the time of the assignment for the benefit of its creditors.

   The plaintiffs in the lawsuit, former employees of University Hospital, allege that (i) the hospital was closed without proper notice to employees in violation of the Worker Adjustment and Retraining Notification Act; (ii) employee contributions to the hospital's profit sharing plan made prior to the hospital closing were not delivered to the plan in violation of the Employee Retirement Income Security Act of 1974; (iii) the hospital failed to pay the final compensation due its employees prior to the hospital closing in violation of the Illinois Wage Payment and Collection Act; and (iv) the defendants converted for their own use and benefit the amount of the plaintiffs' last paycheck, accrued vacation, profit sharing contributions and credit union contributions. The Company and Dr. Markovitz have been named as defendants in this lawsuit based upon an allegation that they are alter egos of University Hospital.

   The Company, Dr. Markovitz and the other defendants in this lawsuit deny all claims asserted and are vigorously defending themselves. The cost of defense has not been borne by the Company. Dr. Markovitz has entered into an indemnification agreement with the Company providing that the cost of the defense and any settlement amounts or damage awards will be paid by Dr. Markovitz. The Company believes that the potential loss, as it relates to this matter, is not probable and that an estimate of the potential settlement amounts or damage awards cannot be made at this time. However, the Company does not expect the ultimate outcome of this matter to have a material adverse effect on its results of operations or financial condition.

   The Company is not party to any other legal proceedings that it believes would, individually or in the aggregate, have a material adverse effect on its results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of our security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our Class "A"Common Stock has been quoted on the Nasdaq National Market (the "National Market") under the symbol "ARGY" since March 9, 1999.

   The following table sets forth the range of high and low sales prices per share for our Class "A" Common Stock as reported on The Nasdaq National Market, where the stock trades under the symbol "ARGY," for the periods indicated. The initial public offering price of our Class "A" Common Stock on March 8, 1999 was $14.00 per share.

                                                                     High   Low
                                                                     ----   ---
      1998-1999:
        Third Quarter (from March 8, 1999)......................... 14.375 6.625
        Fourth Quarter.............................................  9.000 6.125
      1999-2000
        First Quarter (through November 23, 1999)..................  9.000 3.531

   The closing price of our Class "A" Common Stock as reported on the National Market on November 23, 1999 was $4.4375 per share. As of November 23, 1999, there were 5 holders of record of our Common Stock.

DIVIDEND POLICY

   The Company intends to retain future earnings to finance its growth and development and therefore does not anticipate paying any cash dividends in the foreseeable future, other than the Distribution. See "The Company." Payment of future dividends, if any, will be at the discretion of the Board after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion. In addition, if the Company is required to satisfy DOE financial responsibility standards on a consolidated basis, the Company may need to restrict or withhold payment of dividends or refrain from obtaining dividends or other funds from its subsidiaries in order to meet DOE standards.

ITEM 6. SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

   The following selected historical consolidated financial and other data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our selected statement of operations data set forth below for the years ended August 31, 1999, 1998, 1997, 1996 and the eleven months ended August 31, 1995 and the balance sheet data as of August 31, 1999, 1998, 1997, 1996 and 1995 are derived from our audited consolidated financial statements.

                                                                       Eleven
                                                                       Months
                                       Year Ended August 31,           Ended,
                              1999     1998     1997     1996     August 31, 1995(1)
                             -------  -------  -------  -------  -------------------
                                      (dollars in thousands)
   Statement of Operations
    Data:
   Net revenue.............  $36,866  $29,352  $20,460  $17,840  $ 14,041
   Operating expenses:
     Cost of education.....   18,489   15,075   10,661    9,370     7,251
     Selling expenses......    1,616    1,102      516      263       325
     General and
      administrative
      expenses.............   11,588    9,104    5,432    5,174     3,763
     Related party general
      and administrative
      Expense (2)..........      668    2,271      993    1,710     1,244
                             -------  -------  -------  -------  --------
       Total operating
        expenses...........   32,361   27,552   17,602   16,517    12,583
                             -------  -------  -------  -------  --------
   Income from operations..    4,505    1,800    2,858    1,323     1,458
   Interest income.........      695      357      497      304       123
   Interest expense........     (567)    (601)    (107)     (55)       (1)
   Other income (expense),
    net....................       (6)     (12)     (48)      21       --
                             -------  -------  -------  -------  --------
   Income before provision
    for income taxes as
    reported...............    4,627    1,544    3,200    1,593     1,580
   Provision for income
    taxes..................       44       29       37       30        30
                             -------  -------  -------  -------  --------
   Net income..............  $ 4,583  $ 1,515  $ 3,163  $ 1,563  $  1,550
                             =======  =======  =======  =======  ========
   Earning per share basic
    and diluted............  $  0.78  $  0.31  $  0.65  $  0.32  $   0.32
                             =======  =======  =======  =======  ========
   Other Data:
   EBITDA (3)..............  $ 5,910  $ 2,738  $ 3,296  $ 1,722  $  1,748
   EBITDA margin (3).......     16.0%     9.3%    16.1%     9.7%     12.4%
   Cash flows from:
     Operating activities..  $ 3,713  $ 2,582  $ 3,908  $ 2,736  $  1,638
     Investing activities..   (5,438)    (226)  (9,123)    (392)   (2,531)
     Financing activities..    8,008   (3,853)   5,193     (124)      371
   Capital expenditures,
    net....................    1,889      597      341      404       195
   Student population (4)..    4,542    4,514    3,253    2,858     2,644
   Number of campuses (5)..       17       10        8        8         7

                                    As of August 31,
                             ----------------------------------
                              1999     1998     1997     1996    1995(1)
                             -------  -------  -------  -------  -----------
                                 (dollars in thousands)
   Balance sheet data:
   Cash, cash equivalents
    and short-term
    investments............  $15,007  $ 3,843  $ 6,728  $ 5,384  $  3,596
   Working capital.........   12,817    2,459    4,412    3,316     1,848
   Total assets............   34,319   23,475   17,580    8,336     6,452
   Long-term debt
    (excluding current
    maturities)............    2,998    5,165    6,354      243       292
   Shareholder's equity....   25,604    8,922    7,448    5,236     3,830

--------
(1) Prior to fiscal 1995, the Company's fiscal year end was September 30. During fiscal 1995, the Company changed its year end to August 31. Fiscal 1995 represents the Company's results of operations for the eleven months ended August 31, 1995. All fiscal years subsequent to 1995 represent the twelve months ended August 31 of the year indicated.

(2) Represents amounts paid to Management Corp., an affiliate of Dr. Markovitz, for services rendered by Dr. Markovitz during the period presented. Dr. Markovitz is the sole shareholder and employee of Management Corp. Prior to the initial public offering, Dr. Markovitz did not receive any compensation for services rendered to the Company, other than through this management fee. Through Management Corp., Dr. Markovitz provided services characteristic of a principal executive officer, including strategic direction and oversight for the Company, daily management oversight, consultation on business acquisitions and other corporate business matters. Upon completion of the offering, the relationship with Management Corp. was terminated, and Dr. Markovitz has become an employee of the Company. Dr. Markovitz has entered into an employment agreement that provides for an initial annual base salary of $200,000 plus performance-based compensation, which is currently expected to be paid in the form of stock options. Although this represents a significant change in the way Dr. Markovitz is compensated for the services he provides to the Company, the nature of the services provided by Dr. Markovitz will not change. The Company has not required additional services (beyond those to be rendered by Dr. Markovitz under his employment agreement) or incurred additional costs (beyond the compensation payable to Dr. Markovitz under his employment agreement) because of the termination of its relationship with Management Corp.

(3) "EBITDA" equals income from operations plus depreciation and amortization. EBITDA margin is EBITDA as a percentage of net revenue. EBITDA and EBITDA margin are presented because such data is used by certain investors to assess liquidity and ability to generate cash. The Company considers EBITDA to be an indicative measure of the Company's operating performance because EBITDA can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business; however, such information should not be considered as an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity performance measure provided by GAAP. Cash expenditures for various long-term assets, interest expense and income taxes that have been and will be incurred are not reflected in the EBITDA presentation and could be material to an investor's understanding of the Company's liquidity and profitability. The Company's method of calculating of EBITDA may not be comparable to that of other companies.
(4) Reflects actual student population as of the end of the period indicated, not including participants in Ventura test preparation programs.
(5) Reflects the total number of campuses operated by the Company as of the end of the period indicated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with the Selected Historical Consolidated Financial and Other Data and the Company's consolidated financial statements and notes thereto appearing elsewhere herein.

Background and Overview

   The Company provides for-profit postgraduate education with a primary focus on doctoral level programs. As of August 31, 1999, the Company's schools had approximately 4,500 students enrolled representing 48 states and 30 foreign countries. The Company's schools offer programs in clinical psychology, education, business, allied health professions and information technology and are approved and accredited to offer doctoral, master's, bachelor's and associate degrees as well as to award diplomas. Approximately 62% of the Company's students are enrolled in doctoral programs. The Company operates 17 campuses in nine states and the Province of Ontario, Canada.

   The Company's principal sources of revenue are tuition, workshop fees and sales of related study materials. Students attending the Company's schools finance their education through a combination of individual resources (including earnings from full or part-time employment), government-sponsored financial aid and other sources, including family contributions and scholarships provided by the Company. During fiscal 1999, approximately 53% of the Company's net cash receipts were derived indirectly from the Title IV Programs.

   The Company derived approximately 88% and 84% of its net revenue from tuition in fiscal 1999 and in fiscal 1998, respectively. Tuition payments are made at the beginning of each term, and the start date for each term varies by school and program. Payment of each term's tuition may be made by cash or financial aid. If a student withdraws from school prior to the completion of the term, the Company refunds a portion of the tuition already paid, based upon the number of classes the student has attended. For students receiving financial aid, the timing of the refunds for withdrawal is based on federal, state and accrediting agency standards. The scholarships that the Company grants to certain students are recorded as a reduction of tuition revenue. Tuition revenue is recognized ratably over the term of each program, while fees for the three to four day workshops held by Ventura are recognized on the first day of the workshop. Revenue from sales of related study materials is recognized on the date of shipment.

   The Company's schools charge tuition at varying amounts, depending not only on the particular school, but also upon the type of program and the specific curriculum. Each of the Company's schools typically implements one or more tuition increases annually. The size of these increases differs from year to year and among campuses and programs. Tuition for the Company's schools as of September 1, 1998 represents an approximate increase of 5.1% over the same date in 1997.

   The Company also generates revenue from textbook sales and property rental. In fiscal 1999 and fiscal 1998, less than 10% and 13%, respectively, of the Company's net revenue was derived from these sources, respectively.

   The Company categorizes its expenses as cost of education, selling, general administrative and related party general and administrative. Cost of education expenses generally consists of expenses directly attributable to the educational activity at the schools. These include salaries and benefits of faculty and student support personnel, the cost of educational supplies and facilities (including rents on school leases), and all other school occupancy costs. Selling expenses include direct and indirect marketing and advertising expenses.

   General and administrative expenses include salaries and benefits of personnel in accounting, human resources, corporate and school administration functions and all corporate office expenses. Also included in general and administrative expenses are depreciation expense associated with computer laboratories, equipment, furniture and fixtures, and amortization expense associated with intangible assets, consisting primarily of goodwill, intellectual property and covenants not-to-compete with previous owners of the schools or campuses.

   The related party general and administrative expense is a management fee paid to MCM Management Corp. Dr. Markovitz is the sole shareholder and employee of MCM Management Corp. Prior to the initial public offering, Dr. Markovitz did not receive any compensation for services rendered to the Company, other than through the management fee. Through MCM Management Corp., Dr. Markovitz provided services characteristic of a principal executive officer, including strategic direction and oversight for the Company, daily management oversight, consultation on business acquisitions and other corporate business matters. Upon completion of the Offering, the relationship with MCM Management Corp. was terminated, and Dr. Markovitz has become an employee of the Company. Dr. Markovitz has entered into an employment agreement with the Company that provides for an initial annual base salary of $200,000 plus performance-based compensation, which is currently expected to be paid in the form of stock options. Although this represents a significant change in the way Dr. Markovitz is compensated for the services he provides to the Company, the nature of the services provided by Dr. Markovitz has not changed. The Company has not required additional services (beyond those rendered by Dr. Markovitz under his employment agreement) or incurred additional costs (beyond the compensation payable to Dr. Markovitz under his employment agreement) because of the termination of the relationship with MCM Management Corp.

   The Company has two business segments: 1) Schools and 2) Test Preparation Materials and Workshops ("Test Preparation"). These segments are managed as separate strategic business units due to the distinct nature of their operations. The Schools Segment, which represents the operations of ASPP, U of S, MIA and PrimeTech, provides programs in psychology, education, business, allied health professions, network engineering and software programming. All operations of the Schools Segment are located in the United States with the exception of PrimeTech which is located in Canada. The Test Preparation Segment offers courses and materials for post-graduate psychology license examinations in the United States.

   Prior to fiscal 1995, the Company's fiscal year end was September 30. During fiscal 1995, the Company changed its year end to August 31. Fiscal 1995 represents the Company's results of operations for the eleven months ended August 31, 1995. All fiscal years subsequent to 1995 represent the twelve months ended August 31 of the year indicated.

Recent Acquisitions

   On August 26, 1997, the Company acquired Ventura for an aggregate purchase price of $4.1 million, and, on February 3, 1998, the Company acquired MIM for an aggregate purchase price of $2.4 million. Both acquisitions were accounted for as purchases.

   On August 31, 1998, U of S acquired the stock of MCM Plaza. The purchase was accounted for in a manner similar to a pooling of interests, resulting in the Company including the results of operations of MCM Plaza for all periods subsequent to April 30, 1997, the date Dr. Markovitz acquired MCM Plaza. The purchase price of approximately $3.3 million, based upon an independent third party appraisal, exceeded the historical book value of the underlying net assets by approximately $0.7 million, resulting in a reduction in the Company's shareholder's equity by such amount.

   On November 30, 1998, the Company completed its acquisition of PrimeTech. Dr. Markovitz initially acquired a one-third interest in PrimeTech in November 1995 and, together with the other owners, sold his interest to the Company on November 30, 1998. Under the acquisition agreement, the Company was required to pay the former owners a total of $500,000 (Canadian Dollars) upon closing and is obligated to issue shares of the Company's common stock, the fair value of which is equal to 102% of PrimeTech's net income, as defined in such agreement, in each of PrimeTech's next three fiscal years. Dr. Markovitz received a note from the Company for his pro rata share of the initial payment $166,666 (Canadian Dollars); the other owners received cash. The note was subsequently repaid with the proceeds from the initial public offering. The acquisition was accounted for as a purchase. The purchase price was determined by arms-length negotiations between the other owners on behalf of themselves and Dr. Markovitz, on the one hand, and representatives of the Company (other than Dr. Markovitz), on the other hand.

Results of Operations

   The following table summarizes the Company's operating results as a percentage of net revenue for the period indicated:

                                                            Year Ended August
                                                                   31,
                                                            -------------------
                                                            1999   1998   1997
                                                            -----  -----  -----
      Statement of Operations Data:
      Net revenue.......................................... 100.0% 100.0% 100.0%
      Operating expenses:
        Cost of education..................................  50.2   51.4   52.1
        Selling expenses...................................   4.4    3.8    2.5
        General and administrative expenses................  31.4   31.0   26.5
        Related party general and administrative expense...   1.8    7.7    4.9
                                                            -----  -----  -----
          Total operating expenses.........................  87.8   93.9   86.0
                                                            -----  -----  -----
      Income from operations...............................  12.2    6.1   14.0
      Interest/other income (expense), net.................   0.3   (0.9)   1.7
                                                            -----  -----  -----
      Income before provision for income taxes.............  12.5    5.2   15.7
      Provision for income taxes...........................   0.1    0.0    0.2
                                                            -----  -----  -----
      Net income...........................................  12.4%   5.2%  15.5%
                                                            =====  =====  =====

Year Ended August 31, 1999 Compared to Year Ended August 31, 1998

   Net Revenue. Net revenue increased 25.6% from $29.4 million for fiscal 1998 to $36.9 million for fiscal 1999, primarily due to additional net revenue of $3.7 million from the acquisitions of MIM and PrimeTech. For entities owned by the Company during fiscal 1998 revenues increased by 14.3%.

   Cost of Education. Cost of education increased 22.6% from $15.1 million for fiscal 1998 to $18.5 million for fiscal 1999, due to additional teaching costs to meet the growth in the number of students attending the schools, the development of new programs and the acquisitions of MIM and PrimeTech. As a percentage of net revenue, cost of education decreased slightly from 51.4% in 1998 to 50.2% in 1999.

   Selling Expenses. Selling expenses increased 46.6% from $1.1 million for fiscal 1998 to $1.6 million for fiscal 1999 and, as a percentage of net revenue, increased from 3.8% to 4.4%, primarily due to the acquisitions of MIM and PrimeTech, which require the use of more costly advertising media than each of ASPP and U of S.

   General and Administrative Expenses. General and administrative expenses increased 27.3% from $9.1 million for fiscal 1998 to $11.6 million for fiscal 1999 and, as a percentage of net revenue, increased from 31.0% to 31.4%.

   Related Party General and Administrative Expense. Related party general and administrative expense decreased 70.6% from $2.3 million for fiscal 1998 to $0.7 million for fiscal 1999 and, as a percentage of net revenue, decreased from 7.7% to 1.8%. The decrease is due to the termination of the Company's management contract with MCM Management Corporation as of March 9, 1999.

   Interest/Other Income (Expense), Net. Interest/other income (expense), net, increased 147.8% from $(0.3) million for fiscal 1998 to $0.1 million for fiscal 1999 and, as a percentage of net revenue, increased from (0.9)% to .3%. Interest income increased from $0.4 million for fiscal 1998 to $0.7 million for fiscal 1999 primarily as a result of the proceeds from the initial public offering increasing the cash and investments. Interest expense decreased 5.7% from fiscal 1998 to fiscal 1999 due to the pay down of certain debts with the initial public offering proceeds.

   Provision for Income Taxes. The provision for income taxes for fiscal 1999 is mainly limited to tax liability as of March 8, 1999 which was calculated at a 40% effective rate plus deferred tax adjustments to coincide with the Company's change to a C Corporation. There was a negligible tax charge for fiscal 1998.

   Net Income. Net income increased 202.5% from $1.5 million for fiscal 1998 to $4.6 million for fiscal 1999, due primarily to a decrease in related party general and administrative expense, increased profitability at all schools and a one time deferred tax asset due to the termination of the S Corporation on March 8, 1999. These increases were offset by the tax provision recorded by the Company as a C Corporation.

Year Ended August 31, 1998 Compared to Year Ended August 31, 1997

   Net Revenue. Net revenue increased 43.5% from $20.5 million for fiscal 1997 to $29.4 million for fiscal 1998, primarily due to additional net revenue of $6.3 million from the acquisitions of Ventura and MIM. For schools owned by the Company during fiscal 1997, the total number of students attending the schools increased 38.8%, and the average tuition increased 5.6% during 1998.

   Cost of Education. Cost of education increased 41.4% from $10.7 million for fiscal 1997 to $15.1 million for fiscal 1998, due to additional teaching costs to meet the growth in the number of students attending the schools and the development of new programs. Cost of education, as a percentage of net revenue, decreased slightly from 52.1% in 1997 to 51.4% in 1998 due to the acquisition of Ventura, whose programs have lower cost of education than the Company's other programs. This benefit was partially offset by the acquisition of MIM, which has higher costs of education as a percentage of net revenue.

   Selling Expenses. Selling expenses increased 113.6% from $0.5 million for fiscal 1997 to $1.1 million for fiscal 1998 and, as a percentage of net revenue, increased from 2.5% to 3.8%, primarily due to the acquisitions of each of Ventura and MIM, which require the use of more costly advertising media than each of ASPP and U of S. Selling expenses of schools acquired during 1998 accounted for approximately 70.1% of the dollar amount of the increase. In addition, the Company marketed new programs and increased promotion for ASPP'S Arizona, Minnesota and Virginia campuses in fiscal 1998.

   General and Administrative Expenses. General and administrative expenses increased 67.6% from $5.4 million for fiscal 1997 to $9.1 million for fiscal 1998 and, as a percentage of net revenue, increased from 26.5% to 31.0%, primarily due to additional costs associated with Ventura and MIM, which accounted for approximately 51.9% of the dollar amount of the increase. The Company also hired personnel at its corporate office to expand the depth of its management.

   Related Party General and Administrative Expense. Related party general and administrative expense increased 128.7% from $1.0 million for fiscal 1997 to $2.3 million for fiscal 1998 and, as a percentage of net revenue, increased from 4.9% to 7.7%.

   Interest/Other Income (Expense), Net. Interest/other income (expense), net decreased 174.9% from $0.3 million for fiscal 1997 to $(0.3) million for fiscal 1998 and, as a percentage of net revenue, decreased from 1.7% to (0.9)%. Interest income decreased from $0.5 million for fiscal 1997 to $0.4 million for fiscal 1998. Interest expense of $0.6 million as a result of additional borrowings to finance the acquisitions of Ventura and MIM exceeded interest income earned on the Company's investments during fiscal 1998.

   Provision for Income Taxes. The provision for income taxes was immaterial for both fiscal 1997 and fiscal 1998.

   Net Income. Net income decreased 52.1% from $3.2 million for fiscal 1997 to $1.5 million for fiscal 1998, due to the increase in related party general and administrative expense and additional interest expense in fiscal 1998 related to the Company's acquisitions.

Seasonality; Variations in Quarterly Results of Operations

   The Company has experienced seasonality in its results of operations primarily due to the pattern of student enrollments at most of the Company's schools. Historically, the Company's lowest quarterly net revenue and income have been in the fourth fiscal quarter (June through August) due to lower student enrollment during the summer months at most of the Company's schools, while the Company's expenses remain relatively constant over the course of a year. The Company expects that this seasonal trend will continue.

   The following table sets forth unaudited quarterly financial data for the fiscal years ended August 31, 1999 and 1998 and, for the fiscal years, such data expressed as a percentage of the Company's totals with respect to such information for the applicable quarters. The Company believes that this information includes all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of such quarterly information when read in conjunction with the consolidated financial statements included elsewhere herein. The operating results for any quarter are not necessarily indicative of the results for any future period.

                          Fiscal Year Ended August 31,       Fiscal Year Ended August 31,
                                      1999                               1998
                         ---------------------------------   --------------------------------
                          1st                                 1st              3rd
                          Qtr    2nd Qtr  3rd Qtr  4th Qtr    Qtr    2nd Qtr   Qtr    4th Qtr
                         ------  -------  -------  -------   ------  -------  ------  -------
                                            (dollars in thousands)
Net revenue............. $9,341  $9,079   $10,695  $ 7,751   $7,249  $6,722   $8,771  $ 6,610
% of fiscal year total..   25.4%   24.6%     29.0%    21.0%    24.7%   22.9%    29.9%    22.5%
Income from operations.. $1,818  $  917   $ 2,930  $(1,160)  $1,758  $  615   $  889  $(1,462)
% of fiscal year total..   40.4%   20.4%     65.0%   (25.8)%   97.7%   34.2%    49.3%   (81.2)%

Liquidity and Capital Resources

   Since its formation, the Company has financed its operating activities primarily through cash generated from operations. Acquisitions have been financed primarily through debt instruments. Net cash provided by operating activities decreased from $2.6 million in fiscal 1998 to $3.7 million in fiscal 1999, due primarily to the level of net income and changes in operating assets and liabilities. The Company had $12.8 million of working capital as of August 31, 1999 compared to $2.5 of working capital as of August 31, 1998. The increase in working capital was due primarily to the receipt of proceeds from our initial public offering and favorable operating results for fiscal 1999, offset by debt repayment and shareholder distributions.

   Capital expenditures increased from $0.6 million in fiscal 1998 to $1.9 million in fiscal 1999. The increase was due to continued upgrading of school equipment and facilities and purchases of additional equipment to accommodate the increasing student population. Capital expenditures are expected to continue to increase in the future as student population increases and the Company continues to upgrade and expand current facilities and equipment. The Company invested approximately $1.0 million in upgrading its computer systems during fiscal 1999. The Company has no other commitment for material capital expenditures.

   On March 8, 1999 the Company completed an initial public offering of Common Stock (the "Offering"). Prior to the Offering, the Company had one class of common stock outstanding. In connection with the Offering, the Company's existing common stock underwent an approximate 2,941-for-one stock split which was then converted into 4,900,000 shares of Class B Common Stock. The Company authorized 30,000,000 shares of Class A Common Stock. The effect of the stock split has been retroactively reflected for all periods presented in the accompanying consolidated financial statements. The Company also authorized 5,000,000 shares of Preferred Stock. There was no Preferred Stock issued or outstanding as of August 31, 1999.

   The Company entered into the Credit Agreement with The Bank of America providing for revolving credit borrowings of up to $20 million. Borrowings under the Credit Agreement bear interest at a variable rate equal to (at the Company's option) the principal lender's prime rate as in effect from time to time or the London Inter-Bank Offered Rate plus, in each case, a margin of between 25 and 250 basis points, depending on the type of loan and the Company's ratio of funded debt to EBITDA. In addition, the Credit Agreement provides for an unused commitment fee of 37.5 basis points on commitments available but unused under the Credit Agreement, as well as certain other customary fees. The Credit Agreement provides for a blanket lien on all material assets of the Company and a pledge of the capital stock of all the Company's material subsidiaries, as well as upstream guarantees from all such subsidiaries. The Credit Agreement restricts the Company and its subsidiaries' ability to take certain actions, including incurring additional indebtedness or altering the Company's current method of doing business. The Credit Agreement also contains certain financial covenants and ratios that may have the effect of restricting the Company's ability to take certain actions in light of their impact on the Company's financial condition or results of operations. As of August 31, 1999 the Company was in compliance with its covenants. The Credit Agreement will terminate on May 21, 2001, unless extended.

   The Company's cash flow from operations on a long-term basis is dependent on the receipt of funds from the Title IV Programs. For fiscal 1999, the Company's U.S. institutions derived approximately 43% to approximately 69% of their respective net revenue (on a cash basis) from the Title IV Programs. The HEA and its implementing regulations establish specific standards of financial responsibility, administrative capability and other requirements that must be satisfied in order to qualify for participation in the Title IV Programs.

   The DOE requires that Title IV Program funds collected by an institution for unbilled tuition be kept in separate cash or cash equivalent accounts until the students are billed for the portion of their program related to these Title IV Program funds. In addition, all funds transferred to the Company through electronic funds transfer programs are held in a separate cash account until certain conditions are satisfied. As of August 31, 1999, the Company held an immaterial amount of funds in these separate accounts. The restrictions on any cash held in these accounts have not significantly affected the Company's ability to fund daily operations.

   The Company used approximately $4.7 million of the net proceeds from the initial public offering to repay the outstanding indebtedness, which were issued in connection with the acquisition of Ventura, MIM, and for general corporate purposes, approximately $13.2 million to pay a distribution to the Company's shareholder and $0.9 million of indebtedness due to the Company's shareholder in connection with the acquisitions of MCM Plaza and PrimeTech. The remainder of the net proceeds is available for working capital and general corporate purposes.

Year 2000 Problem

   The "Year 2000 Problem" is the potential for computer processing errors resulting from the use of computer programs that have been written using two digits, rather than four, to denote a year (e.g., using the digits "98" to denote 1998). Computer programs using this nomenclature can misidentify references to dates after 1999 as meaning dates early in the twentieth century (e.g., "1902" rather than "2002"). The Year 2000 Problem is commonly considered to be prevalent in computer programs written as recently as the mid-1990s, and can cause such programs to generate erroneous information, to otherwise malfunction or to cease operations altogether.

   The Company is in the process of installing a new management information system in its corporate headquarters and expects such installation to be complete by November 1999. In addition, the Company's schools each have stand-alone computer systems and networks for internal use and for communication with its students and with corporate headquarters. There can be no assurance that the installation of the Company's new system will proceed smoothly or that additional management time or expense will not be required to successfully complete such installation. Although the Company expects that its new computer system will be free of the Year 2000 Problem and, based upon its review of its other internal computer systems, expects such other systems will be free of the Year 2000 Problem, there can be no assurance that this new computer system will not be affected by the Year 2000 Problem, that the Company's existing systems will not be affected by the Year 2000 Problem, or that a failure of any other parties, such as the DOE or other government agencies on which the Company depends for student financial assistance or the financial institutions involved in the processing of student loans, to address the Year 2000 Problem will not have a material adverse effect on the Company's business, results of operations or financial condition. In particular, there can be no assurance that malfunctions relating to the Year 2000 Problem will not result in the misreporting of financial information by the Company. The Company has made inquiries of substantially all of its material vendors regarding the Year 2000 Problem, and has not detected any significant issues relating to the Year 2000 Problem. However, the Company has not made a formal assessment of the computer programs used by the DOE or other government agencies or other third parties with which the company interacts, or an assessment of its own vulnerability to the failure of such programs to be free of the Year 2000 Problem. The Company does not have any formal contingency plans relating to the Year 2000 Problem.

   The Company believes that most reasonably likely worst case scenario for the Company regarding the Year 2000 Problem is a failure of the DOE to adequately ensure payment of financial aid amounts. The 1998 Amendments require the DOE to take steps to ensure that the processing, delivery and administration of grant, loan and work assistance provided under the Title IV Programs are not interrupted because of the Year 2000 Problem. This legislation also authorizes the DOE to postpone certain HEA requirements to avoid overburdening institutions and disrupting the delivery of student financial assistance as a consequence of this problem. There can be no assurance, however, that assistance will not be interrupted or that any DOE requirements would be postponed so that there would be no material adverse effect on the Company's schools.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of its investments. The Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The Company has debt with fixed annual rates of interest ranging from 6.25% to 9.00% totaling $3.5 million at August 31, 1999. A significant majority of the variable interest loans were repaid with proceeds from the initial public offering during 1999. The Company estimates that the fair value of each of its debt instruments approximated its market value on August 31, 1999.

   The Company is subject to fluctuations in the value of the Canadian dollar vis-a-vis the U.S. dollar. Its investment in its Canadian operations is approximately $1.0 million at August 31,1999 and the fair value of the assets and liabilities of these operations approximated current market rates at this date.

   From time to time, the Company invests excess cash in marketable securities. These investments principally consist of U.S. Treasury notes, corporate bonds, short-term commercial paper and money market accounts, the fair value of which approximated current market rates at August 31, 1999.

Inflation

   The Company has historically implemented tuition increases each year at or above the rate of inflation. Average tuition increases at the Company's schools for fiscal 1999, 1998 and 1997 were 5.1%, 5.1% and 5.2%, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The consolidated balance sheets are as of August 31, 1999 and 1998 and the consolidated statements of operations, shareholders' equity and cash flows are for each of the years ended August 31, 1999, 1998 and 1997:

     Report of Independent Public Accountants, page F-1.

     Consolidated Balance Sheets, page F-2.

     Consolidated Statements of Operations, page F-3.

     Consolidated Statements of Cash Flows, page F-4.

     Consolidated Statements of Shareholders' Equity, page F-5.

     Notes to Consolidated Financial Statements, page F-6.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information in response to this item is incorporated by reference from the sections captioned "PROPOSAL NO. 1--ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS" of the definitive Proxy Statement to be filed in connection with our 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

   The information in response to this item is incorporated by reference from the section of the 1999 Proxy Statement captioned "EXECUTIVE COMPENSATION AND CERTAIN TRANSACTIONS."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information in response to this item is incorporated by reference from the section of the 1999 Proxy Statement captioned "SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information in response to this item is incorporated by reference from the sections of the 1999 Proxy Statement captioned "EXECUTIVE COMPENSATION AND CERTAIN TRANSACTIONS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this Form 10-K or incorporated by reference as set forth below:

                                                                            Page
                                                                            ----
     1 and 2. Financial Statements of Argosy Education Group, Inc. and
      subsidiaries

       Report of Independent Public Accountants...........................  F-1

       Consolidated Balance Sheets as of August 31, 1999 and 1998.........  F-2

       Consolidated Statements of Operations for the years ended August
        31, 1999, 1998 and 1997...........................................  F-3

       Consolidated Statements of Cash Flows for the years ended August
        31, 1999, 1998 and 1997...........................................  F-4

       Consolidated Statements of Shareholders' Equity for the years ended
        August 31, 1999, 1998, and 1997...................................  F-5

       Notes to Consolidated Financial Statements.........................  F-6

     3. Exhibits:

      3.1         Articles of Incorporation of the Company, Incorporated by
                  Reference to the Company's Registration Statement on Form S-
                  1.

      3.2 By-laws of the Company, Incorporated by Reference to the Company's Registration Statement on Form S-1.

     10.1         Argosy Education Group, Inc. 1999 Stock Incentive Plan,
                  Incorporated by Reference to the Company's Registration
                  Statement on Form S-1.
     10.2         Argosy Education Group, Inc. Employee Stock Discount Purchase
                  Plan, Incorporated by Reference to the Company's Registration
                  Statement on Form S-1.
     10.3 Tax Indemnification Agreement, dated February 10, 1999, between the Company and Dr. Markovitz, Incorporated by Reference to the Company's Registration Statement on Form S-
                  1.
     10.4 Term Note of Academic Review, Inc. dated August 27, 1997, in favor of Northern Trust Company, Incorporated by Reference to the Company's Registration Statement on Form S-1.
     10.5         Real Estate Mortgage and Security Agreement, dated April 30,
                  1997, among MCM University Plaza, Inc. and Northern Trust
                  Bank of Florida, N.A., Incorporated by Reference to the
                  Company's Registration Statement on Form S-1.
     10.6         Lease Agreement, dated July 21, 1995, between Park Central
                  Corp. and U of S, Incorporated by Reference to the Company's
                  Registration Statement on Form S-1.
     10.7         Standard Tenancy Agreement, dated December 10, 1992, between
                  Lakeside Commons Partners and the Company, as amended by Lease Amendment, dated March 17, 1994 between Lakeside
                  Commons Partners and the Company, Incorporated by Reference to the Company's Registration Statement on Form S-1.
     10.8 Tenant Lease, dated June 21, 1995, between CKSS Associates and the Company, Incorporated by Reference to the Company's
                  Registration Statement on Form S-1.

     10.9      Lease Agreement, dated January 20, 1997, between Reed Union
               School District and California Graduate School of Psychology,
               Incorporated by Reference to the Company's Registration
               Statement on Form S-1.
     10.10 Lease, dated September 8, 1994, between American National Bank and Trust Company of Chicago and The Company, as amended by Amendment to Lease, dated November 28, 1997, between American
               National Bank and Trust Company of Chicago and the Company,
               Incorporated by Reference to the Company's Registration
               Statement on Form S-1.
     10.11     Lease Agreement, dated July 3, 1996, between Continental Offices
               Ltd. and the Company, as amended by First Amendment, to Lease
               Agreement, dated July 3, 1996, between Continental Offices Ltd.
               and the Company, Incorporated by Reference to the Company's
               Registration Statement on Form S-1.
     10.12     Office Lease, dated May 28, 1997, between Presson Advisory,
               L.L.C. and the Company, Incorporated by Reference to the Company's Registration Statement on Form S-1.
     10.13 Lease, dated May 3, 1997, between Control Data Corporation and the Company, and amended by Letter Agreement, dated December 8, 1994, Incorporated by Reference to the Company's Registration to
               Statement on Form S-1.
     10.14 Lease, dated August 1, 1997, between Oneida Realty Company and the Company, Incorporated by Reference to the Company's
               Registration Statement on Form S-1.
     10.15     Lease Agreement, dated May 3, 1994, between Arlington Park
               Realty Corporation and the Company, Incorporated by Reference to the Company's Registration Statement on Form S-1.
     10.16 Standard Industrial/Commercial Multi-Tenant Lease--Modified Net, dated November 3, 1995, between the Gordon Family Trust and
               AATBS, and addenda and amendments thereto, Incorporated by Reference to the Company's Registration Statement on Form S-1.
     10.17     Lease, dated October 11, 1991, between MEPC American Properties
               Incorporated and Medical Institute of Minnesota, Inc. and amendments thereto, Incorporated by Reference to the Company's
               Registration Statement on Form S-1.
     10.18     Indenture of Sublease, dated June 9, 1997, between Royal Bank of
               Canada and PrimeTech Corporation, Incorporated by Reference to the Company's Registration Statement on Form S-1.
     10.19     Lease, dated March 14, 1997, between Cumberland-Bellair
               Investment, Inc. and 1184266 Ontario Inc., Incorporated by
               Reference to the Company's Registration Statement on Form S-1.
     10.20     Stock Purchase Agreement, dated April 15, 1998, among PrimeTech
               Canada Inc., George Schwartz, P.M.T. Holdings Inc. and Michael
               Markovitz, Incorporated by Reference to the Company's
               Registration Statement on Form S-1.
     10.21     Stock Purchase Agreement, dated February 3, 1998, between
               Medical Institutes of America, Inc. and Phillip Miller,
               Incorporated by Reference to the Company's Registration
               Statement on Form S-1.
     10.22 Agreement to Purchase and Redeem Stock, dated August 26, 1997, among Ventura, Steven H. Santini and Association for Advanced
               Training in the Behavioral Sciences, Incorporated by Reference to the Company's Registration Statement on Form S-1.

     10.23     Agreement to Purchase Assets, dated August 26, 1997, among
               Academic Review, Inc., an Illinois corporation, Academic Review,
               Inc., a California corporation and Steven H. Santini,
               Incorporated by Reference to the Company's Registration
               Statement on Form S-1.

     10.24     Purchase and Sale Agreement, dated August 31, 1998, between
               University of Sarasota, Inc. and Michael C. Markovitz,
               Incorporated by Reference to the Company's Registration
               Statement on Form S-1.

     10.25 Software License and Service Agreement, dated March 31, 1998, between SCT Software & Resource Management Corporation and the
               Company, Incorporated by Reference to the Company's Registration
               Statement on Form S-1.

     10.26     Purchase of Services Agreement, dated January 1, 1998, between
               Illinois Alternatives, Inc. and the Company, Incorporated by
               Reference to the Company's Registration Statement on Form S-1.

     10.27     Form of Distribution Loan note, Incorporated by Reference to the
               Company's Registration Statement on Form S-1.

     10.28     Employment Agreement, dated February 10, 1999, between the
               Company and Dr. Markovitz, Incorporated by Reference to the
               Company's Registration Statement on Form S-1.

     10.29     Indemnification Agreement, dated February 10, 1999, between the
               Company and Dr. Markovitz, Incorporated by Reference to the
               Company's Registration Statement on Form S-1.
     10.30     Management Agreement between Argosy Education Group, Inc. and
               John Marshall Law School of Georgia.


   (b) Reports on Form 8-K.

     During the last quarter of the period covered by this Form 10-K, the Company did not file any current reports on Form 8-K.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March, 1999.

                                          ARGOSY EDUCATION GROUP, INC.

                                               /s/ Charles T. Gradowski
                                          By: _________________________________
                                                   Charles T. Gradowski
                                                  Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----


    /s/ Harold J. O'Donnell          President and a Director      November 29, 1999
____________________________________
        Harold J. O'Donnell

    /s/ Michael C. Markovitz         Chairman of the Board         November 29, 1999
____________________________________
        Michael C. Markovitz

    /s/ Charles T. Gradowski         Chief Financial Officer       November 29, 1999
____________________________________  (Principal Financial and
        Charles T. Gradowski          Accounting Officer)

      /s/ Theodore J. Herst          Director                      November 29, 1999
____________________________________
         Theodore J. Herst

        /s/ Karen M. Knab            Director                      November 29, 1999
____________________________________
           Karen M. Knab

      /s/ Michael W. Mercer          Director                      November 29, 1999
____________________________________
         Michael W. Mercer

      /s/ Kalman K. Shiner           Director                      November 29, 1999
____________________________________
          Kalman K. Shiner

      /s/ Leslie M. Simmons          Director                      November 29, 1999
____________________________________
         Leslie M. Simmons

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Argosy Education Group, Inc.:

   We have audited the accompanying consolidated balance sheets of ARGOSY EDUCATION GROUP, INC. (an Illinois corporation) AND SUBSIDIARIES as of August 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended August 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Argosy Education Group, Inc. and Subsidiaries as of August 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 1999 in conformity with generally accepted accounting principles.

Arthur Andersen LLP

Chicago, Illinois
October 25, 1999

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                                  August 31,
                                                                ----------------
                            ASSETS                               1999     1998
                            ------                              -------  -------
Current Assets:
  Cash and cash equivalents.................................... $ 8,980  $ 2,712
  Short-term investments.......................................   6,027    1,131
  Receivables--
    Students, net of allowance for doubtful accounts of $316
     and $230 at
     August 31, 1999 and 1998, respectively....................     988      451
    Other......................................................     605      222
  Shareholder note receivable..................................     --     6,000
  Due from related entities....................................      49      271
  Inventories..................................................     --        94
  Prepaid taxes................................................     614      --
  Prepaid expenses.............................................     387      485
  Deferred tax assets..........................................     274      --
                                                                -------  -------
      Total current assets.....................................  17,924   11,366
                                                                -------  -------
Property and equipment, net....................................   5,617    3,870
Other assets:
  Non-current investments......................................   2,745    1,073
  Deposits.....................................................     166      475
  Deferred tax assets..........................................     568      --
  Due from related entity......................................     500      --
  Intangibles, net.............................................   6,799    6,691
                                                                -------  -------
      Total other assets.......................................  10,778    8,239
                                                                -------  -------
      Total assets............................................. $34,319  $23,475

                                                                =======  =======
             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
Current Liabilities:
  Current maturities of long-term debt......................... $   486  $ 3,362
  Accounts payable.............................................   1,109    1,157
  Accrued payroll and related expenses.........................     547      833
  Accrued expenses.............................................     417      751
  Deferred revenue.............................................   2,548    2,084
  Shareholder distribution.....................................     --       720
                                                                -------  -------
      Total current liabilities................................   5,107    8,907
                                                                -------  -------
Long-term debt, less current maturities........................   2,998    5,165
Deferred rent..................................................     610      481

Commitments and contingencies

Shareholders' equity:
  Class A common stock--30,000,000 shares authorized, $.01 par value, 2,000,000 and no shares issued and outstanding at
   August 31, 1999 and 1998, respectively......................      20      --
  Class B common stock--10,000,000 shares authorized, $.01 par value, 4,900,000 shares issued and outstanding at August 31,
   1999 and 1998, respectively.................................      49       49
  Additional paid-in capital...................................  24,871    6,456
  Accumulated other comprehensive income.......................     447        2
  Purchase price in excess of predecessor carry over basis.....    (720)    (720)
  Retained earnings............................................     937    3,135
                                                                -------  -------
      Total shareholders' equity...............................  25,604    8,922
                                                                -------  -------
      Total liabilities and shareholders' equity............... $34,319  $23,475
                                                                =======  =======

 The accompanying notes are an integral part of these consolidated statements.

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                                     Years Ended August 31,
                                                     -------------------------
                                                      1999     1998     1997
                                                     -------  -------  -------
Net revenue......................................... $36,866  $29,352  $20,460
                                                     -------  -------  -------
Operating expenses:
  Cost of education.................................  18,489   15,075   10,661
  Selling expenses..................................   1,616    1,102      516
  General and administrative expenses...............  11,588    9,104    5,432
  Related party general and administrative expense..     668    2,271      993
                                                     -------  -------  -------
    Total operating expenses........................  32,361   27,552   17,602
                                                     -------  -------  -------
    Income from operations..........................   4,505    1,800    2,858
                                                     -------  -------  -------
Other income (expense):
  Interest income...................................     695      357      497
  Interest expense..................................    (567)    (601)    (107)
  Other expense.....................................      (6)     (12)     (48)
                                                     -------  -------  -------
    Total other income (expense), net...............     122     (256)     342
                                                     -------  -------  -------
    Income before provision for income taxes........   4,627    1,544    3,200
Income Taxes:
  Income tax provision on C corporation income
   subsequent to March 8, 1999......................     746      --       --
  Income tax provision on S corporation income prior
   to March 8, 1999.................................      62       29       37
  Deferred income taxes recorded in conjunction with
   termination of S corporation election on March 8,
   1999.............................................    (764)     --       --
                                                     -------  -------  -------
    Total income taxes..............................      44       29       37
                                                     -------  -------  -------
Net income.......................................... $ 4,583  $ 1,515  $ 3,163
                                                     =======  =======  =======
Earnings per share:
  Basic and diluted................................. $  0.78  $  0.31  $  0.65
                                                     =======  =======  =======
  Weighted average shares outstanding--basic and
   diluted..........................................   5,870    4,900    4,900
                                                     =======  =======  =======


 The accompanying notes are an integral part of these consolidated statements.

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in thousands)

                                                     Years Ended August 31,
                                                    --------------------------
                                                      1999     1998     1997
                                                    --------  -------  -------
Cash flows from operating activities:
  Net income....................................... $  4,583  $ 1,515  $ 3,163
  Adjustments to reconcile net income to net cash
   provided by operating activities--
    Depreciation and amortization..................    1,405      938      438
    Deferred taxes.................................     (720)     --       --
    Changes in operating assets and liabilities,
     net of acquired businesses--
      Receivables, net.............................     (579)       1      (38)
      Inventories..................................       94       67       53
      Prepaid expenses.............................     (560)    (354)     (56)
      Deposits.....................................       72      (65)    (154)
      Accounts payable.............................     (215)     231      251
      Accrued payroll and related expenses.........     (281)     256       70
      Accrued expenses.............................     (367)     284      (26)
      Deferred revenue.............................      151     (384)     102
      Deferred rent................................      130       93      105
                                                    --------  -------  -------
        Net cash provided by operating activities..    3,713    2,582    3,908
                                                    --------  -------  -------
Cash flows from investing activities:
  Purchase of property and equipment, net..........   (1,889)    (597)    (341)
  Sale (purchase) of investments, net..............   (3,363)   1,784   (1,985)
  Business acquisitions, net of cash acquired......     (186)  (1,918)  (6,292)
                                                    --------  -------  -------
        Net cash used in investing activities......   (5,438)    (731)  (8,618)
                                                    --------  -------  -------
Cash flows from financing activities:
  Issuance of common stock.........................   26,040      --       --
  Organization costs...............................   (1,149)     --       --
  Proceeds from issuance of long-term debt.........      150    3,029    6,296
  Payments of long-term debt.......................   (5,385)  (1,271)    (169)
  Borrowings from (payments to) related entities,
   net.............................................     (443)    (271)     --
  Shareholder distributions........................  (15,468)  (5,340)    (935)
  Shareholder note receivable......................       --      505     (505)
  Repayment of shareholder note....................    4,531      --       --
  Payments to former owners of acquired businesses.     (268)     --       --
  Shareholder contributions........................      --       --         1
                                                    --------  -------  -------
        Net cash provided by (used in) financing
         activities................................    8,008   (3,348)   4,688
                                                    --------  -------  -------
Effective exchange rate changes on cash............      (15)
Net increase (decrease) in cash and cash
 equivalents.......................................    6,268   (1,497)     (22)
Cash and cash equivalents, beginning of year.......    2,712    4,209    4,231
                                                    --------  -------  -------
Cash and cash equivalents, end of year............. $  8,980  $ 2,712  $ 4,209
                                                    ========  =======  =======
Supplemental disclosures of cash flow information:
  Cash paid for--
    Interest....................................... $    584  $   549  $   107
    Taxes..........................................    1,524       41       17
                                                    ========  =======  =======
Supplemental disclosure of non-cash investing and
 financing activities:
  Acquisitions of various schools and businesses--
    Fair value of assets acquired.................. $  1,561  $ 3,346  $ 6,677
    Net cash used in acquisitions..................     (186)  (1,918)  (6,292)
                                                    --------  -------  -------
      Liabilities assumed or incurred.............. $  1,375  $ 1,428  $   385
                                                    ========  =======  =======
Supplemental disclosure of non-cash shareholder
 activities:

   On August 30, 1998, the shareholder of the Company issued a note to the Company in the form of a capital contribution totaling $6,000,000.

   During the three months ended November 30, 1998, the Company received marketable securities with a fair market value of approximately $4,732,000 from the shareholder for partial repayment of the shareholder note receivable.

 The accompanying notes are an integral part of these consolidated statements.

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                (In thousands)

                                     Class A            Class B
                                   Common Stock       Common Stock
                                 $.01 par value,    $.01 par value,                             Purchase
                                30,000,000 shares  10,000,000 shares                            Price in
                                    authorized         authorized                 Accumulated   Excess of
                                ------------------ ------------------ Additional     Other     Predecessor               Total
                  Comprehensive   Shares             Shares            Paid-in   Comprehensive  Carryover  Retained  Shareholders'
                     Income     Outstanding Amount Outstanding Amount  Capital      Income        Basis    Earnings     Equity
                  ------------- ----------- ------ ----------- ------ ---------- ------------- ----------- --------  -------------
BALANCE, August
31, 1996.........                    --      $--      4,900     $ 49   $   455       $--          $ --     $ 4,732     $  5,236
 Net income......    $3,163          --       --        --       --        --         --            --       3,163        3,163
 Unrealized loss
 on investments..       (17)         --       --        --       --        --         (17)          --         --           (17)
                     ------
 Comprehensive
 income..........    $3,146
                     ======
 Shareholder
 distributions...                    --       --        --       --        --         --            --        (935)        (935)
 Shareholder
 contribution....                    --       --        --       --          1        --            --         --             1
                                   -----     ----     -----     ----   -------       ----         -----    -------     --------
BALANCE, August
31, 1997.........                    --       --      4,900       49       456        (17)          --       6,960        7,448
 Net income......    $1,515          --       --        --       --        --          --           --       1,515        1,515
 Unrealized gain
 on investments..        19          --       --        --       --        --          19           --         --            19
                     ------
 Comprehensive
 income..........    $1,534
                     ======
 Shareholder
 distributions...                    --       --        --       --        --         --            --      (5,340)      (5,340)
 Shareholder
 contribution....                    --       --        --       --      6,000        --            --         --         6,000
 Purchase price
 in excess of
 predecessor
 carryover
 basis...........                    --       --        --       --        --         --           (720)       --          (720)
                                   -----     ----     -----     ----   -------       ----         -----    -------     --------
BALANCE, August
31, 1998.........                    --       --      4,900       49     6,456          2          (720)     3,135        8,922
 Net income......    $4,583          --       --        --       --        --         --            --       4,583        4,583
 Unrealized gain
 on investments..       445          --       --        --       --        --         445           --         --           445
                     ------
 Comprehensive
 income..........    $5,028
                     ======
 Shareholder
 distribution....                    --       --        --       --     (6,456)       --            --      (6,781)     (13,237)
 Issuance of
 stock...........                  2,000       20       --       --     24,871        --            --         --        24,891
                                   -----     ----     -----     ----   -------       ----         -----    -------     --------
BALANCE, August
31, 1999.........                  2,000     $ 20     4,900     $ 49   $24,871       $447         $(720)   $   937     $ 25,604
                                   =====     ====     =====     ====   =======       ====         =====    =======     ========


 The accompanying notes are an integral part of these consolidated statements.

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        AUGUST 31, 1999, 1998 AND 1997

1. Description of the Business and Basis of Presentation

   The consolidated financial statements of Argosy Education Group, Inc. (formerly known as American Schools of Professional Psychology, Inc. ("ASPP")) (the "Company") include the accounts of the Company and its wholly-owned subsidiaries, University of Sarasota, Inc. ("U of S"), Argosy International, Inc. ("Ventura"), the Medical Institutes of America, Inc. ("MIA") and PrimeTech Canada Inc., ("PrimeTech"). Prior to being subsidiaries of the Company, the companies, other than PrimeTech, were separate entities owned by the same shareholder. Through various transactions, these companies were contributed by the shareholder to the Company. On November 30, 1998, the Company acquired 100% of the outstanding stock of PrimeTech. The Company continues to conduct business under its historical name, ASPP.

   The Company provides programs in psychology, education, business, allied health professions, network engineering and software programming and offers courses and materials for post-graduate psychology license examinations in the United States. The Company operates through four business units and is approved and accredited to offer doctoral, master's, bachelor's and associate degrees as well as to award diplomas and non degree certificates through 17 campuses in nine states and Ontario, Canada.

   The contribution by the shareholder of businesses under common control and, as described in Note 3, the Company's purchase of MCM University Plaza, Inc.'s stock from its shareholder have been accounted for in a manner similar to a pooling of interests.

   On March 8, 1999 the Company completed an initial public offering of Common Stock (the "Offering"). Prior to the Offering, the Company had one class of common stock outstanding. In connection with the Offering, the Company's existing common stock underwent an approximate 2,941-for-one stock split which was then converted into 4,900,000 shares of Class B Common Stock. The Company authorized 30,000,000 shares of Class A Common Stock. The effect of the stock split has been retroactively reflected for all periods presented in the accompanying consolidated financial statements. The Company also authorized 5,000,000 shares of Preferred Stock. There was no Preferred Stock issued or outstanding as of August 31, 1999.

   In the Offering, the Company issued and sold 2,000,000 shares of Class A Common Stock at a price of $14.00 per share. The Company received total net proceeds, after deduction of underwriting discounts and offering costs, of approximately $26.0 million. The net proceeds from the Offering were used to repay $4.7 million of the company's indebtedness, pay a distribution to the Company's majority shareholder of $13.2 million and repay $0.9 million of indebtedness due to the Company's shareholder in connection with the acquisitions of MCM Plaza and PrimeTech. The remaining $7.2 million of proceeds is available for working capital and general corporate purposes.

2. Significant Accounting Policies

   The principal accounting policies of the Company are as follows:

 Principles of Consolidation

   The consolidated financial statements include the accounts of Argosy Education Group, Inc. and its wholly- owned subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. The results of operations of all acquired businesses have been consolidated for all periods subsequent to the date of acquisition.

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

 Concentration of Credit Risk

   The Company extends unsecured credit for tuition to a significant portion of the students who are in attendance at its schools. A substantial portion of credit extended to students is repaid through the students' participation in various federally funded financial aid programs under Title IV of the Higher Education Act of 1965, as amended (the "Title IV Programs"). The following table presents the amount and percentage of the Company's cash receipts collected from the Title IV Programs for the years ended August 31, 1999, 1998 and 1997 (dollars in thousands). Such amounts were determined based upon each U.S. institution's cash receipts for the twelve-month period ended August 31, pursuant to the regulations of the United States Department of Education ("DOE") at 34 C.F.R. (S) 600.5:

                                                       For the Years Ended
                                                           August 31,
                                                     -------------------------
                                                      1999     1998     1997
                                                     -------  -------  -------
      Total Title IV funding........................ $16,823  $13,011  $ 9,035
      Total cash receipts........................... $31,937  $28,514  $20,982
      Total Title IV funding as a percentage of
       total cash
       Receipts.....................................      53%      46%      43%
                                                     =======  =======  =======

   The Company generally completes and approves the financial aid packet of each student who qualifies for financial aid prior to the student beginning class in an effort to enhance the collectibility of its unsecured credit. Transfers of funds from the financial aid programs to the Company are made in accordance with the United States DOE requirements. Changes in DOE funding of federal Title IV Programs could impact the Company's ability to attract students.

 Cash and Cash Equivalents

   Cash and cash equivalents consist of cash in banks, highly liquid money market accounts and commercial paper with maturities of less than three months.

 Restricted Cash

   Cash received from the U.S. Government under various student aid grant and loan programs is considered to be restricted. Restricted cash is held in separate bank accounts and does not become available for general use by the Company until the financial aid is credited to the accounts of students and the cash is transferred to an operating account. Restricted cash is not included in the accounts of the Company and was immaterial at August 31, 1999 and 1998.

 Investments

   The Company invests excess cash in investments consisting primarily of equity securities, corporate bonds (maturing from one to 13 months) and U.S. Government treasury notes (maturing from two to 21 months). The investments are considered available for sale, stated at their fair market value and classified based upon their maturity dates.

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

   At August 31, 1999 and 1998, investments consisted of the following (dollars in thousands):

                                                                   August 31,
                                                                  -------------
                                                                   1999   1998
                                                                  ------ ------
      Fair value--
        Equity securities........................................ $2,770 $  --
        Corporate bonds..........................................  3,125  1,412
        U.S. Government treasury notes...........................  2,839    792
        Term deposits............................................     38    --
                                                                  ------ ------
            Total investments at fair value......................  8,772  2,204
      Unrealized gain............................................    447      2
                                                                  ------ ------
            Total investments at cost............................ $8,325 $2,202
                                                                  ====== ======

 Advertising and Marketing Costs

   Advertising and marketing costs are expensed as incurred and are included in selling expenses in the accompanying consolidated statements of operations.

 Inventories

   During 1999, the Company outsourced its bookstore operations. Prior to 1999, inventories, consisting principally of books and supplies, were stated at the lower of cost, determined on a first-in, first-out basis, or market.

 Property and Equipment

   Property and equipment are stated at cost. Depreciation and amortization are recognized utilizing both accelerated and straight-line methods. Leasehold improvements are amortized over their estimated useful lives or lease terms, whichever is shorter. Maintenance, repairs and minor renewals and betterments are expensed; major improvements are capitalized. The estimated useful lives and cost basis of property and equipment at August 31, 1999 and 1998, are as follows (dollars in thousands):

                                August 31,
                               -------------
                                1999   1998     Life
                               ------ ------ ----------
      Land.................... $  517 $  517
      Building and
       improvements...........  2,307  2,066   40 years
      Office equipment........  1,075    851  3-7 years
      Furniture and fixtures..    424    338  5-7 years
      Leasehold improvements..    837    526 4-10 years
      Computer equipment and
       software...............  2,134    631  3-5 years
      Instructional equipment
       and materials..........    938    722  3-7 years
                               ------ ------
                                8,232  5,651
      Less--Accumulated
       depreciation and
       amortization...........  2,615  1,781
                               ------ ------
                               $5,617 $3,870
                               ====== ======

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

 Intangible Assets

   Intangible assets include goodwill, intellectual property and covenants not-to-compete related to business acquisitions and the buyout of a former shareholder. Intangible assets are being amortized on a straight-line basis over their estimated useful lives. At August 31, 1999 and 1998, the cost basis and useful lives of intangible assets consist of the following (dollars in thousands):

                                                        August 31,
                                                       -------------
                                                        1999   1998     Life
                                                       ------ ------ -----------
      Goodwill.......................................  $7,300 $6,811 15-40 years
      Intellectual property..........................     776    600   2-4 years
      Covenants not-to-compete.......................     252    252  5-10 years
                                                       ------ ------
                                                        8,328  7,663
      Less--Accumulated amortization.................   1,529    972
                                                       ------ ------
                                                       $6,799 $6,691
                                                       ====== ======

   On an ongoing basis, the Company reviews intangible assets and other long-lived assets for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. To date, no such events or changes in circumstances have occurred. If such events or changes in circumstances occur, the Company will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset (or acquired business) are less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value.

 Revenue Recognition

   Revenue consists primarily of tuition revenue from courses taught at the schools and workshop fees and sales of related materials. Tuition revenue from courses taught is recognized on a straight-line basis over the length the applicable course is taught. Revenue from workshops is recognized on the date of the workshop. If a student withdraws, future revenue is reduced by the amount of refund due to the student. Refunds are calculated in accordance with federal, state and accrediting agency standards. Revenue from rental of the Company's owned facility is recognized on a straight-line basis over the life of the leases. Textbook sales are recorded upon shipment. Revenue from rent and textbook sales represents approximately less than 10%, 13% and 3% of the Company's net revenue for the fiscal years ended August 31, 1999, 1998 and 1997, respectively. Revenue is stated net of scholarships and grants given to the students, which totaled approximately $657,000, $705,000 and $684,000 for the fiscal years ended August 31, 1999, 1998 and 1997, respectively. Deferred revenue represents the portion of payments received but not earned and is reflected as a current liability in the accompanying consolidated balance sheets as such amount is expected to be earned within the next year.

 Management's Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

 Stock-Based Compensation

   The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure-only provisions of

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") related to options issued to employees and directors.

 Financial Instruments

   The carrying value of current assets and liabilities reasonably approximates their fair value due to their short maturity periods. The carrying value of the Company's debt obligations reasonably approximates their fair value as the stated interest rate approximates current market interest rates of debt with similar terms.

 Foreign Currency Translation

   The Company acquired PrimeTech, an entity with operations in Canada, on November 30, 1998. At August 31, 1999 revenues and expenses related to these operations have been translated at average exchange rates in effect at the time the underlying transactions occurred. Transaction gains and losses are included in income. Assets and liabilities of this subsidiary have been translated at the year-end exchange rate, with gains and losses resulting from such translation being included in shareholders' equity at August 31, 1999. As of August 31, 1999 the foreign currency translation was immaterial.

 Earnings Per Share

   In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS No. 128"), which is effective for reporting periods ending after December 15, 1997. SFAS No. 128 changed the methodology of calculating earnings per share and renamed the two calculations basic earnings per share and diluted earnings per share. The calculations differ by eliminating any common stock equivalents (such as stock options, warrants and convertible preferred stock) from the basic earnings per share and changes certain calculations when computing diluted earnings per share. The weighted average number of common shares outstanding used in determining basic earnings per common share calculation includes all common stock outstanding during each period presented.

Basic and diluted weighted-average                   1999      1998      1997
----------------------------------                 --------- --------- ---------
Number of Common Stock outstanding................ 5,869,863 4,900,000 4,900,000

   The Company had 556,500 stock options at August 31, 1999 which were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

   Supplemental pro forma earnings per share for the years ended August 31, 1999 and 1998 of $0.78, and $0.35, respectively, is computed based upon (i) a reduction in interest expense (net of tax benefit) resulting from the application of net proceeds of the contemplated offering to reduce indebtedness of the Company and (ii) the pro forma weighted average number of shares of common stock outstanding adjusted to reflect the assumed sale by the Company of approximately 159,000 and 346,000 shares of common stock in the Offering for the year ended August 31, 1999 and 1998, respectively, resulting in net proceeds sufficient to pay indebtedness.

 Comprehensive Income

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting of comprehensive income. This pronouncement requires that all items recognized under accounting standards as components of comprehensive income, as defined in the pronouncement, be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The financial statement presentation required under SFAS No. 130 is effective for all fiscal years beginning after December 15, 1997.

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

The Company has adopted SFAS No. 130. For the periods ended August 31, 1999, 1998 and 1997 Accumulated Other Comprehensive Income net of tax was approximately 207, 11 and 10 respectively and would have resulted in a reduction of Comprehensive Income.

 Segment Reporting

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The disclosure required by SFAS No. 131 is effective for all fiscal years beginning after December 15, 1997. The Company has adopted SFAS No. 131.

 Start-Up Costs

   In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires that all nongovernmental entities expense the costs of start-up activities as these costs are incurred. The Company currently expenses all start-up and organization costs as incurred and is therefore not impacted by this SOP.

3. Business Acquisitions

 Real Estate Operation

   On August 31, 1998, the Company purchased 100% of the stock of MCM University Plaza, Inc. from the Company's shareholder at its appraised value of approximately $3.3 million less assumed obligations of approximately $2.6 million. MCM University Plaza, Inc. owns real estate occupied by U of S, and was originally acquired by the Company's shareholder on April 30, 1997 for approximately $2.2 million with funds obtained from a mortgage (Note 4). The assets, liabilities and operations of the real estate are included in the Company's financial statements subsequent to April 30, 1997, the date the Company's shareholder purchased the real estate, in a manner similar to a pooling of interests because the August 1998 transaction was between two parties controlled by the Company's shareholder. The purchase price of MCM University Plaza, Inc.'s stock in excess of the historical book value of the underlying net assets acquired, totaling approximately $720,000, is reflected as a reduction of shareholder's equity.

 Ventura

   On August 26, 1997, Ventura acquired 100% of the outstanding shares of capital stock of AATBS. This acquisition was accounted for as a purchase and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair market values at the date of the acquisition. The estimated fair market values of certain assets are based upon appraisal reports. The purchase price of approximately $1,756,000 exceeded the fair market value of net assets acquired, resulting in goodwill of approximately $1,562,000. In connection with the purchase, the former owner of the acquired business entered into a 10 year covenant not-to-compete agreement with the Company for a total price of $50,000. The acquisition was financed through the issuance of a $1,606,000 promissory note payable to the former owner and other debt financing.

 AR

   On August 26, 1997, AR acquired certain assets and assumed certain liabilities of Academic Review, Inc., a California corporation. This acquisition was accounted for as a purchase and, accordingly, the purchased assets

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES and assumed liabilities have been recorded at their estimated fair market values at the date of acquisition. The estimated fair market values of certain assets are based upon appraisal reports. The purchase price of approximately $2,324,000 exceeded the estimated fair market value of net assets acquired, resulting in goodwill of approximately $2,045,000. In connection with the purchase, the former owner of the acquired business entered into a 10 year covenant not-to-compete agreement with the Company for a total price of $50,000. The acquisition was financed with bank debt.

 MIA

   On February 3, 1998, MIA purchased 100% of the capital stock of MIM for a purchase price of approximately $2,368,000. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair value at the date of the acquisition. The purchase price, subject to certain modifications, exceeded the fair market value of net assets acquired resulting in goodwill of approximately $1,962,000. The final purchase price adjustment is still being negotiated, and the negotiations are expected to be completed in early February 2000. The Company does not expect a material adjustment to the purchase price. The purchase price was financed with approximately $2,068,000 in short-term borrowings and cash from operations.

 PrimeTech

   On November 30, 1998, the Company acquired 100% of the outstanding stock of PrimeTech, Canadian schools which award non-degree certificates in network engineering and software programming. The shareholder of the Company owned a one-third interest in PrimeTech. Under the acquisition agreement, the Company was required to pay the former owners a total of $500,000 (Canadian Dollars) upon closing and is obligated to issue shares of the Company's common stock, the fair value of which is equal to 102% of PrimeTech's net income, as defined in such agreement, in each of PrimeTech's next three fiscal years. The Company's shareholder received a note for $166,666 (Canadian Dollars) from the Company representing his pro rata share of the initial payment; the other owners received cash. The note was subsequently repaid with the proceeds from the Offering. The purchase price was determined by arm's-length negotiations between the other owners on behalf of themselves and the shareholder, and representatives of the Company (excluding the majority shareholder). The acquisition has been accounted for as a purchase.

   The following unaudited pro forma results of operations data (in thousands, except per share data) for the years ended August 31, 1998 and 1997, assumes that the business acquisitions described above occurred at the beginning of the year preceding the year of the acquisition. The 1998 acquisition of PrimeTech is not significant, as such, the Company has not included their results in the pro forma information below. The unaudited pro forma results below are based on historical results of operations including adjustments for interest, depreciation and amortization and do not necessarily reflect actual results that would have occurred.

                                                                  Year Ended
                                                                  August 31,
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
                                                                (In thousands,
                                                                  except per
                                                                share amounts)
      Net revenue.............................................  $33,420 $29,267
      Net income..............................................  $ 1,537 $ 2,301
                                                                ------- -------
      Earnings per share--basic and diluted...................  $  0.31 $  0.47
                                                                ======= =======

 John Marshall Law School

   As of September 1, 1999 the Company entered into an agreement to manage the John Marshall Law School of Atlanta, Georgia ("John Marshall"). The agreement is for 10 years includes an option to purchase John Marshall. The right can be exercised at the Company's discretion.

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

4. Debt

   Debt of the Company at August 31, 1999 and 1998, consists of the following:

                                                                   August 31,
                                                                  -------------
                                                                   1999   1998
                                                                  ------ ------
                                                                   (dollars in
                                                                   thousands)
      Borrowings under line of credit agreements................  $  --  $  441

      Bank note payable, bearing interest at the bank's prime
       rate, requiring monthly interest payments of $14,500 and
       a final principal payment on March 31, 1999, secured by
       the assets of ASPP, repaid in connection with the
       Offering.................................................     --   2,023

      Bank note payable, bearing interest at the one year U.S.
       treasury note rate plus 2%, requiring monthly principal
       payments of $27,976 through September 1, 2004, secured by
       the assets of AR, repaid in connection with the Offering.     --   2,042

      Promissory note with the former owner of AATBS, bearing
       interest at 6.25%, requiring an initial payment of
       $400,000 on January 1, 1998, quarterly principal and
       interest payments of $75,000 through October 1, 2002 and
       a final payment of $375,000 on January 1, 2002, secured
       by the assets of AATBS...................................     901  1,131

      Mortgage debt, bearing interest at 9%, requiring monthly
       principal and interest payments of $18,378 through March
       31, 2007 and a final payment of $1,830,368 on April 30,
       2007, secured by related real estate.....................   2,129  2,157

      Promissory note with the former owner of MIM, bearing
       interest at 8%, requiring monthly principal and interest
       payments of $9,426 through May 31, 2001, unsecured.......     191    285

      Bank note payable, bearing interest at the one year U.S.
       treasury rate plus 2% requiring monthly principal
       payments of $1,768 through September 1, 2004, secured by
       the assets of AATBS and Ventura, repaid in connection
       with the Offering........................................     --     130

      Bank note payable, bearing interest at the bank's prime
       rate plus 1% requiring monthly payments of interest only,
       principal due on February 12, 1999, unsecured, repaid in
       connection with the Offering.............................     --      80

      Bank note payable, bearing interest at 9%, requiring
       monthly principal and interest payments of $1,462 through
       May 18, 2008, secured by real estate.....................     106    113

      Other ....................................................      54    --
                                                                  ------ ------
                                                                   3,484  8,527
      Less--Current maturities..................................     486  3,362
                                                                  ------ ------
                                                                  $2,998 $5,165
                                                                  ====== ======

      Business improvement loans, bearing interest at the prime
       rate plus 1.5% (8.25% at August 31, 1999), requiring
       monthly principal payments of $4,810 through 2002........     103    --

      Bank note payable, bearing interest at the bank's prime
       rate requiring monthly principal payments of $8,333
       through July 31, 1999, secured by certain assets of ASPP,
       repaid in connection with the Offering...................     --     125

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

   The Company had three line-of-credit agreements with various banks which provided for aggregate maximum borrowings of $700,000, expiring at various times beginning on March 31, 1999. Amounts outstanding under these agreements bear interest at rates ranging from prime to prime plus 2% (8.5% to 10.5% at August 31, 1998) and are secured by the assets of MIM, AATBS, Ventura and ASPP. As of August 31, 1999 and August 31, 1998, outstanding borrowings under these agreements totaled approximately $0 and $441,000 respectively. These credit agreements expired in 1999.

   During 1999, the Company entered into a credit agreement with a syndicate of banks ("Credit Agreement"), which, provides for revolving credit borrowings of up to $20 million. Borrowings under the Credit Agreement bear interest at a variable rate equal to (at the Company's option) the principal lender's prime rate as in effect from time to time or the London Inter-Bank Offered Rate plus, in each case, a margin of between 25 and 250 basis points, depending on the type of loan and the Company's ratio of funded debt to EBITDA. In addition, the Credit Agreement provides for an unused commitment fee of 37.5 basis points on commitments available but unused under the Credit Agreement, as well as certain other customary fees. The Credit Agreement provides for a blanket lien on all material assets of the Company and a pledge of the capital stock of all the Company's material subsidiaries, as well as guarantees from all such subsidiaries. The Credit Agreement restricts the Company and its subsidiaries' ability to take certain actions, including incurring additional indebtedness or altering the Company's current method of doing business. The Credit Agreement also contains certain financial covenants and ratios that may have the effect of restricting the Company's ability to take certain actions in light of their impact on the Company's financial condition or results of operations. As of August 31, 1999 the Company was in compliance with its covenants. The Credit Agreement terminates on May 21, 2001. As of August 31, 1999 the Company had not borrowed under this Credit Agreement.

   At August 31, 1999, future annual principal payments of long-term debt are as follows (dollars in thousands):

             August 31--
             2000.............................. $  486
             2001..............................    443
             2002..............................    443
             2003..............................     50
             2004..............................     55
             2005 and thereafter...............  2,007
                                                ------
                                                $3,484
                                                ======

5. Income Taxes

   Prior to the initial public offering of the Company's common shares completed on March 8, 1999, the Company included its income and expenses with those of its shareholder for Federal and certain state income tax purposes (an S Corporation election). Accordingly, the consolidated statements of operations for the fiscal years ended August 31, 1998 and 1997 do not include a provision for Federal income taxes. In connection with the Company's initial public offering, the Company terminated its S Corporation election and recorded a deferred income tax asset and corresponding income tax benefit of $764,222, arising from a change in the Company's tax status. Beginning March 8, 1999, the Company provides for deferred income taxes under the asset and liability method of accounting. This method requires the recognition of deferred income taxes based upon the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

   In connection with the initial public offering, the Company and its majority shareholder entered into a tax indemnification agreement. The agreement provides that the Company will indemnify the majority shareholder against additional income taxes resulting from adjustments made (as determined by an appropriate tax authority) to the taxable income reported by the Company as an S Corporation for the periods prior to the initial public offering, but only to the extent those adjustments provide a tax benefit to the Company.

   The provision for income taxes for the years ended August 31, 1999, 1998 and 1997 consists of the following (dollars in thousands):

                                                                1999  1998 1997
                                                                ----  ---- ----
      Current:
        Federal................................................ $676  $--  $--
        State..................................................  210    29   37
                                                                ----  ---- ----
       Total current provision.................................  886    29   37

      Deferred:
        Federal................................................   51
        State..................................................    3
        Foreign................................................  132   --   --
                                                                ----  ---- ----
       Total deferred benefit..................................  (78)  --   --

      Initial recognition of deferred income tax benefit
       resulting from change in tax status..................... (764)  --    -
                                                                ----  ---- ----
      Total income tax provision............................... $ 44  $ 29 $ 37
                                                                ====  ==== ====

   A reconciliation of the statutory Federal tax rate to the actual effective income tax rate for the year ended August 31, 1999, is as follows (tax provision for 1998 and 1997 relates to only the S Corporation taxes):

                                  1999
                                  -----
      Statutory Federal income
       tax rate.................   34.0%
      Foreign taxes.............   (0.2)
      State income taxes, net of
       federal benefit..........    4.6
      Income tax benefit
       recognized as a result of
       change in tax status.....  (16.5)
      S Corporation income taxes
       to its shareholder.......  (25.4)
      Permanent and other.......    4.5
                                  -----
        Effective rate..........    1.0%
                                  =====

   The significant components of deferred income tax assets and liabilities as of August 31, 1999 are as follows (dollars in thousands):

      Deferred income tax assets:
        Payroll and related............................................... $149
        Allowance for doubtful accounts...................................  122
        Fixed assets......................................................  105
        Deferred rent.....................................................  241
        Tax net operating loss carry forward..............................  122
        Other.............................................................  137
                                                                           ----
          Total deferred income tax assets................................  876
      Deferred income tax liabilities:
        Other.............................................................  (34)
                                                                           ----
          Total net deferred tax assets...................................  842
                                                                           ====

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

   No valuation allowance for deferred income tax assets at August 31, 1999 has been recorded as the Company believes that the deferred tax assets will be realized in the future.

6. Shareholders' Equity

   On October 8, 1999, the Company adopted a repurchase program for the Company's Class A Common Stock of up to 500,000 shares. Shares of Class A Common Stock will be purchased by the Company from time to time through open market purchases and private purchases, as available.

   Class A common stock and Class B common stock have identical rights except that each share of Class B common stock is entitled to ten votes on all matters submitted to a vote of shareholders as compared to one vote for each share of Class A common stock and Class B common stock may be (and in certain cases are required to be) converted into Class A common stock on a share-for-share basis.

7. Stock Plans

   During 1999, the Company adopted the 1999 Stock Incentive Plan. Under this plan the Company can grant up to 750,000 options exercisable into shares of Class A common stock to certain members of management. on March 19, 1999 556,500 shares were issued options to purchase at a strike price of $14.00 per share. The options vest and become exercisable in three equal annual installments commencing August 31, 1999 and expire ten years from the date of grant. Of the 556,500 options outstanding, 185,500 are currently exercisable as of August 31, 1999.

   The Company also adopted the Employee Stock Discount Purchase Plan ("Stock Purchase Plan") during 1999. The Stock Purchase Plan allows full-time employees to purchase shares of Class A Common Stock through payroll deductions of up to 10% of gross pay, at a cost per share of 90% of the lowest closing price of the stock on the Nasdaq National Market during the Plan quarter. The Company has reserved 375,000 shares of Class A Common Stock for issuance in connection with the Stock Purchase Plan.

   The fair weighted average value of option issued during 1999 was $9,703 and was estimated on the date of grant based on the Black-Scholes option pricing model assuming, among other things, a risk-free interest rate of 5.81%; no dividend yield; expected volatility of 70% and an expected life of ten years. Had compensation costs for options issued during 1999 been determined in accordance with SFAS 123, the Company's net income and diluted net income per share for the year ended August 31, 1999, would have been approximately $2,783,000 and $.47, respectively.

   The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years. This primarily relates to the fact that options vest over several years and pro forma compensation cost is recognized as the options vest. Furthermore, the compensation cost is dependent on the number of options granted, which may vary in future periods.

8. Leases

 Facilities and Equipment Leases

   The Company maintains operating leases for its educational and office facilities and for certain office and computer equipment. The facility leases generally require the Company to pay for pro rata increases in property taxes, maintenance and certain operating expenses. Rent expense under operating leases, recognized on a straight-line basis over the term of the lease (excluding property taxes, maintenance and operation costs), totaled, $2,811,567, $1,617,784 and $1,087,204 for the fiscal years ended August 31,
1999, 1998 and 1997, respectively.

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

 Real Estate Rental Income

   The Company leases certain space of its building owned by MCM University Plaza, Inc. in Sarasota, Florida, to outside parties under noncancellable operating leases.

   At August 31, 1999, the approximate future minimum rental income and commitments under operating leases that have initial or remaining noncancellable lease terms in excess of one year are as follows (dollars in thousands):

                                                           Real Estate
                                                               and       Total
                                                  Lease     Sublease   Operating
                                               Commitments   Income     Leases
                                               ----------- ----------- ---------
      For the year ended August 31,
        2000..................................   $ 2,693      $(296)    $ 2,397
        2001..................................     2,914       (152)      2,762
        2002..................................     3,014        (90)      2,924
        2003..................................     3,072        (48)      3,024
        2004..................................     2,813        (19)      2,794
        2005 and thereafter...................     9,502         (7)      9,495
                                                 -------      -----     -------
                                                 $24,008      $(612)    $23,396
                                                 =======      =====     =======

9. Commitments and Contingencies

 Letters of Credit

   The Company has outstanding irrevocable letters of credit totaling approximately $685,000 as of August 31, 1999, which were primarily issued in connection with leases for office facilities.

 Litigation

   The Company, the majority shareholder of the Company and certain other companies in which the majority shareholder of the Company has an interest have been named as defendants in a class action lawsuit filed in November 1997. The lawsuit arose in connection with the closing of a for-profit psychiatric hospital (the "Hospital"), which was established in 1989 by the majority shareholder of the Company. The Hospital was substantially dependent on Medicare reimbursement for its revenues. In May 1997, after continued Medicare reimbursement to the Hospital was effectively terminated, the Hospital ceased operations and made an assignment for the benefit of its creditors, which is ongoing. The Company owned a 95% equity interest in the Hospital at the time of the assignment for the benefit of its creditors.

   The plaintiffs in the lawsuit, former employees of the Hospital, allege that (i) the Hospital was closed without proper notice to employees in violation of the Worker Adjustment and Retraining Notification Act; (ii) employee contributions to the Hospital's profit sharing plan made prior to the Hospital closing were not delivered to the plan in violation of the Employee Retirement Income Security Act of 1974; (iii) the Hospital failed to pay the final compensation due its employees prior to the Hospital closing in violation of the Illinois Wage Payment and Collection Act, and (iv) the defendants converted for their own use and benefit the amount of the plaintiffs' last paycheck, accrued vacation, profit sharing contributions and credit union contributions. The Company, the majority shareholder of the Company and the other defendants in the lawsuit deny all claims asserted and are vigorously defending themselves. The cost of the defense has not been borne by the Company. The majority shareholder of the Company has entered into an indemnification agreement with the Company. The agreement

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES some requirements. These changes and modifications include increasing the revenues that an institution may derive from Title IV funds from 85% to 90% and revising the requirements pertaining to the manner in which institutions must calculate refunds to students. The 1998 Amendments also prohibit institutions that are ineligible for participation in Title IV loan programs due to student default rates in excess of applicable thresholds from participating in the Pell Grant program. Other changes expand participating institutions' ability to appeal loss of eligibility owing to such default rates. The 1998 Amendments further permit an institution to avoid the interruption of eligibility for the Title IV Programs upon a change in ownership which results in a change of control by submitting a materially complete application for recertification of eligibility within 10 business days of such a change of ownership. Regulations to implement the 1998 Amendments are scheduled to become effective on July 1, 2000, with the exception of new requirements concerning the calculation of refunds to students who fail to complete their enrollment, which are scheduled to become effective in October, 2000. The Company does not believe that the 1998 Amendments will have a material adverse effect on its business operations. None of the Company's institutions derives more than 80% of its revenue from Title IV funds and no institution has student loan default rates in excess of current thresholds. The Company also believes based on its current refund policy that it will satisfy the new refund requirements.

   The process of reauthorizing the HEA by the U.S. Congress takes place approximately every five years. The Title IV Programs are subject to significant political and budgetary pressures during and between reauthorization processes. There can be no assurance that government funding for the Title IV Programs will continue to be available or maintained at current levels. A reduction in government funding levels could lead to lower enrollments at the Company's schools and require the Company to seek alternative sources of financial aid for students enrolled in its schools. Given the significant percentage of the Company's net revenue that is indirectly derived from the Title IV Programs, the loss of or a significant reduction in Title IV Program funds available to students at the Company's schools would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, there can be no assurance that current requirements for student and institutional participation in the Title IV Programs will not change or that one or more of the present Title IV Programs will not be replaced by other programs with materially different student or institutional eligibility requirements.

   In order to operate and award degrees, diplomas and certificates and to participate in the Title IV Programs, a campus must be licensed or authorized to offer its programs of instruction by the relevant agency of the state in which such campus is located. Each of the Company's campuses is licensed or authorized by the relevant agency of the state in which such campus is located. In addition, in order to participate in the Title IV Programs, an institution must be accredited by an accrediting agency recognized by the DOE. Each of the Company's schools is accredited by an accrediting agency recognized by the DOE.

   With each acquisition of an institution that is eligible to participate in the Title IV Programs, that institution may undergo a change in ownership that results in a change of control, as defined in the HEA and applicable regulations. In such event, that institution becomes ineligible to participate in the Title IV Programs and may receive and disburse only previously committed Title IV Program funds to its students until it has applied for and received the DOE recertification under the Company's ownership, although the interruption in Title IV funding may be avoided if the institution submits to the DOE a materially complete application for approval of the change in ownership within ten days of the closing on the transaction.

10. Related-Party Transactions

   During fiscal 1997, the Company advanced funds to its majority shareholder totaling $500,000. The unsecured note bears interest at 5.9% at August 31, 1997 and is due on June 26, 1999. The amount of principal and interest outstanding totaled $527,791 and was repaid on May 31, 1998.

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

   On August 30, 1998, the majority shareholder of the Company issued a note to the Company in the form of a capital contribution totaling $6,000,000. The note is secured by the majority shareholder's stock in the Company, bears interest at 4.33% and is due upon demand. The principal and accrued interest thereon was repaid in full during 1999.

   A company owned by the majority shareholder of the Company provides management services for the Company and its schools. For the years ended August 31, 1999, 1998 and 1997 the Company incurred and paid expenses totaling $667,849, $2,271,232 and $993,441, respectively, related to such services. Subsequent to the Offering, such services are no longer provided by the affiliated company.

   As of August 31, 1998, the Company had loaned approximately $165,000 to PrimeTech, an entity one-third owned by the majority shareholder of the Company. The note is unsecured and bears interest at 8.0%. The Company purchased 100% of PrimeTech on November 30, 1998 (Note 3).

   The Company pays certain administrative and other expenses on behalf of an entity partially owned by the majority shareholder of the Company. The total amount owed to the Company from this entity for such advances was approximately $49,000 and $106,000 at August 31, 1999 and 1998, respectively. The affiliated entity paid a management fee to the Company of approximately $72,000 and $174,000 during fiscal 1999 and fiscal 1998, respectively, related to such services.

   The Company entered a 10 year management agreement with John Marshall Law School of Atlanta. A line of credit was established between the Company and John Marshall Law School. As of August 31, 1999, the Company advanced approximately $500,000 to John Marshall Law School, the amount is included in other long term assets..

12. Profit-Sharing Plan

   The Company maintains a 401(k) profit-sharing plan that covers full-time employees. Employees can contribute up to 15%. Contributions to the plan are made at the discretion of the Board of Directors as well as by employees in lieu of current salary. Contributions by the Company totaled $585,423, $455,778 and $389,632 for the years ended August 31, 1999, 1998 and 1997, respectively.

13. Segment Reporting

   The Company has two business segments 1) Schools and 2)Test Preparation Materials and Workshops ("Test Preparation"). These segments are managed as separate strategic business units due to the distinct nature of their operations. The Schools Segment, which represents the operations of ASPP, U of S, MIA and PrimeTech, provides programs in psychology, education, business, allied health professions, network engineering and software programming. All operations of the Schools Segment are located in the United States with the exception of PrimeTech which is located in Canada. The Test Preparation Segment offers courses and materials for post-graduate psychology license examinations in the United States.

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

   The following table presents financial data for the years ended August 31, 1999, 1998 and 1997 for these segments (dollars in thousands):

                                           Schools Test Preparation Consolidated
                                           ------- ---------------- ------------
                      1999
      Revenue............................. $33,176      $3,690        $36,866
      Income from operations..............   3,469       1,036          4,505
      Depreciation and amortization.......   1,028         377          1,405
      Interest revenue....................     695         --             695
      Interest expense....................     401         166            567
      Net Income                             3,796         788          4,584
      Total assets........................  30,233       4,086         34,319
      Capital expenditures................   1,860          29          1,889
      Long-lived assets...................   8,684       3,732         12,416

                      1998
      Revenue............................. $25,597      $3,755        $29,352
      Income from operations..............     785       1,015          1,800
      Depreciation and amortization.......     565         373            938
      Interest revenue....................     357         --             357
      Interest expense....................     308         293            601
      Net Income                               805         710          1,515
      Total assets........................  18,591       4,884         23,475
      Capital expenditures................     579          18            597
      Long-lived assets...................   6,480       4,081         10,561

                      1997
      Revenue............................. $20,460      $  --         $20,460
      Income from operations..............   2,858         --           2,858
      Depreciation and amortization.......     438         --             438
      Interest revenue....................     497         --             497
      Interest expense....................     107         --             107
      Net Income                             3,163         --           3,163
      Total assets........................  13,117       4,463         17,580
      Capital expenditures................     341         --             341
      Long-lived assets...................   3,483       4,436          7,919