Form 10-K/A
period 1999-08-31
ARGOSY EDUCATION GROUP INC
filed 1999-11-30
CIK 1070042

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                  FORM 10-K/A

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

                                 YES [X]NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the $4.4375 per share closing sale price of the registrant's Common Stock on November 23, 1999, was approximately $6,882,793. For purposes of this calculation, the Registrant's directors and executive officers have been assumed to be affiliates.

   The number of shares outstanding of the registrant's Class A and Class B Common Stock, par value $.01, as of November 23, 1999 was 6,466,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of our Notice of Annual Meeting and Proxy Statement for our Annual Meeting of Stockholders, scheduled to be held on January 28, 2000 are incorporated by reference into Part III of this Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         ARGOSY EDUCATION GROUP, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I

    ITEM 1.  BUSINESS...................................................     1

    ITEM 2.  PROPERTIES.................................................    20

    ITEM 3.  LEGAL PROCEEDINGS..........................................    20

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........    21

 PART II

    ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS........................................    21

    ITEM 6.  SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA............    23

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS..................................    24

    ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.    31

    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................    31

    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE...................................    31

 PART III

    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........    31

    ITEM 11. EXECUTIVE COMPENSATION.....................................    31

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.................................................    31

    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............    31

 PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K...................................................    32

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

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in thousands)

                                                     Years Ended August 31,
                                                    --------------------------
                                                      1999     1998     1997
                                                    --------  -------  -------
Cash flows from operating activities:
  Net income....................................... $  4,583  $ 1,515  $ 3,163
  Adjustments to reconcile net income to net cash
   provided by operating activities--
    Depreciation and amortization..................    1,405      938      438
    Deferred taxes.................................     (842)     --       --
    Changes in operating assets and liabilities,
     net of acquired businesses--
      Receivables, net.............................     (579)       1      (38)
      Inventories..................................       94       67       53
      Prepaid expenses.............................     (438)    (354)     (56)
      Deposits.....................................       72      (65)    (154)
      Accounts payable.............................     (215)     231      251
      Accrued payroll and related expenses.........     (281)     256       70
      Accrued expenses.............................     (367)     284      (26)
      Deferred revenue.............................      151     (384)     102
      Deferred rent................................      130       93      105
                                                    --------  -------  -------
        Net cash provided by operating activities..    3,713    2,582    3,908
                                                    --------  -------  -------
Cash flows from investing activities:
  Purchase of property and equipment, net..........   (1,889)    (597)    (341)
  Sale (purchase) of investments, net..............   (3,363)   1,784   (1,985)
  Business acquisitions, net of cash acquired......     (186)  (1,918)  (6,292)
                                                    --------  -------  -------
        Net cash used in investing activities......   (5,438)    (731)  (8,618)
                                                    --------  -------  -------
Cash flows from financing activities:
  Issuance of common stock.........................   26,040      --       --
  Offering costs...................................   (1,149)     --       --
  Proceeds from issuance of long-term debt.........      150    3,029    6,296
  Payments of long-term debt.......................   (5,385)  (1,271)    (169)
  Borrowings from (payments to) related entities,
   net.............................................     (443)    (271)     --
  Shareholder distributions........................  (14,215)  (5,340)    (935)
  Shareholder note receivable......................    3,278      505     (505)
  Payments to former owners of acquired businesses.     (268)     --       --
  Shareholder contributions........................      --       --         1
                                                    --------  -------  -------
        Net cash provided by (used in) financing
         activities................................    8,008   (3,348)   4,688
                                                    --------  -------  -------
Effective exchange rate changes on cash............      (15)
Net increase (decrease) in cash and cash
 equivalents.......................................    6,268   (1,497)     (22)
Cash and cash equivalents, beginning of year.......    2,712    4,209    4,231
                                                    --------  -------  -------
Cash and cash equivalents, end of year............. $  8,980  $ 2,712  $ 4,209
                                                    ========  =======  =======
Supplemental disclosures of cash flow information:
  Cash paid for--
    Interest....................................... $    584  $   549  $   107
    Taxes..........................................    1,524       41       17
                                                    ========  =======  =======
Supplemental disclosure of non-cash investing and
 financing activities:
  Acquisitions of various schools and businesses--
    Fair value of assets acquired.................. $  1,561  $ 3,346  $ 6,677
    Net cash used in acquisitions..................     (186)  (1,918)  (6,292)
                                                    --------  -------  -------
      Liabilities assumed or incurred.............. $  1,375  $ 1,428  $   385
                                                    ========  =======  =======
Supplemental disclosure of non-cash shareholder
 activities:

   On August 30, 1998, the shareholder of the Company issued a note to the Company in the form of a capital contribution totaling $6,000,000.

   During 1999, the Company received marketable securities with a fair market value of approximately $2,722,000 from the shareholder for partial repayment of the shareholder note receivable.

 The accompanying notes are an integral part of these consolidated statements.

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                (In thousands)

                                     Class A            Class B
                                   Common Stock       Common Stock
                                 $.01 par value,    $.01 par value,                             Purchase
                                30,000,000 shares  10,000,000 shares                            Price in
                                    authorized         authorized                 Accumulated   Excess of
                                ------------------ ------------------ Additional     Other     Predecessor               Total
                  Comprehensive   Shares             Shares            Paid-in   Comprehensive  Carryover  Retained  Shareholders'
                     Income     Outstanding Amount Outstanding Amount  Capital      Income        Basis    Earnings     Equity
                  ------------- ----------- ------ ----------- ------ ---------- ------------- ----------- --------  -------------
BALANCE, August
31, 1996.........                    --      $--      4,900     $49    $   455       $--          $ --     $ 4,732     $  5,236
 Net income......    $3,163          --       --        --      --         --         --            --       3,163        3,163
 Unrealized loss
 on investments..       (17)         --       --        --      --         --         (17)          --         --           (17)
                     ------
 Comprehensive
 income..........    $3,146
                     ======
 Shareholder
 distributions...                    --       --        --      --         --         --            --        (935)        (935)
 Shareholder
 contribution....                    --       --        --      --           1        --            --         --             1
                                   -----     ----     -----     ---    -------       ----         -----    -------     --------
BALANCE, August
31, 1997.........                    --       --      4,900      49        456        (17)          --       6,960        7,448
 Net income......    $1,515          --       --        --      --         --          --           --       1,515        1,515
 Unrealized gain
 on investments..        19          --       --        --      --         --          19           --         --            19
                     ------
 Comprehensive
 income..........    $1,534
                     ======
 Shareholder
 distributions...                    --       --        --      --         --         --            --      (5,340)      (5,340)
 Shareholder
 contribution....                    --       --        --      --       6,000        --            --         --         6,000
 Purchase price
 in excess of
 predecessor
 carryover
 basis...........                    --       --        --      --         --         --           (720)       --          (720)
                                   -----     ----     -----     ---    -------       ----         -----    -------     --------
BALANCE, August
31, 1998.........                    --       --      4,900      49      6,456          2          (720)     3,135        8,922
 Net income......    $4,583          --       --        --      --         --         --            --       4,583        4,583
 Unrealized gain
 on investments..       445          --       --        --      --         --         445           --         --           445
                     ------
 Comprehensive
 income..........    $5,028
                     ======
 Shareholder
 distribution....                    --       --        --      --      (6,456)       --            --      (6,781)     (13,237)
 Issuance of
 stock...........                  2,000       20       --      --      24,871        --            --         --        24,891
                                   -----     ----     -----     ---    -------       ----         -----    -------     --------
BALANCE, August
31, 1999.........                  2,000     $ 20     4,900     $49    $24,871       $447         $(720)   $   937     $ 25,604
                                   =====     ====     =====     ===    =======       ====         =====    =======     ========


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

   In the Offering, the Company issued and sold 2,000,000 shares of Class A Common Stock at a price of $14.00 per share. The Company received total net proceeds, after deduction of underwriting discounts and offering costs, of approximately $25.0 million. The net proceeds from the Offering were used to repay $4.7 million of the Company's indebtedness, pay a distribution to the Company's majority shareholder of $13.2 million and repay $0.9 million of indebtedness due to the Company's shareholder in connection with the acquisitions of MCM Plaza and PrimeTech. The remaining $6.2 million of proceeds is available for working capital and general corporate purposes.

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

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

The Company has adopted SFAS No. 130. For the periods ended August 31, 1999, 1998 and 1997 Accumulated Other Comprehensive Income net of tax was approximately $207,000, $11,000 and $10,000, respectively and would have resulted in a reduction of Comprehensive Income.

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
                                                                ======= =======

 John Marshall Law School

   As of September 1, 1999 the Company entered into an agreement to manage the John Marshall Law School of Atlanta, Georgia ("John Marshall"). The agreement is for 10 years and includes an option to purchase John Marshall. The right can be exercised at the Company's discretion.

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

   The provision for income taxes for the years ended August 31, 1999, 1998 and 1997 consists of the following (dollars in thousands):

                                                                1999  1998 1997
                                                                ----  ---- ----
      Current:
        Federal................................................ $676  $--  $--
        State..................................................  210    29   37
                                                                ----  ---- ----
       Total current provision.................................  886    29   37
      Deferred:
        Federal................................................   51   --   --
        State..................................................    3   --   --
        Foreign................................................ (132)  --   --
                                                                ----  ---- ----
       Total deferred benefit..................................  (78)  --   --


      Initial recognition of deferred income tax benefit
       resulting from change in tax status..................... (764)  --   --
                                                                ----  ---- ----
      Total income tax provision............................... $ 44  $ 29 $ 37
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
                                  =====

   The significant components of deferred income tax assets and liabilities as of August 31, 1999 are as follows (dollars in thousands):

      Deferred income tax assets:
        Payroll and related............................................... $149
        Allowance for doubtful accounts...................................  122
        Fixed assets......................................................  105
        Deferred rent.....................................................  241
        Tax net operating loss carryforward...............................  122
        Other.............................................................  137
                                                                           ----
          Total deferred income tax assets................................  876
      Deferred income tax liabilities:
        Other.............................................................  (34)
                                                                           ----
          Total net deferred tax assets...................................  842
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

7. Stock Plans

   During 1999, the Company adopted the 1999 Stock Incentive Plan. Under this plan the Company can grant up to 750,000 options exercisable into shares of Class A common stock to certain members of management. On March 19, 1999 options to purchase 556,500 shares were issued at a strike price of $14.00 per share. The options vest and become exercisable in three equal annual installments commencing August 31, 1999 and expire ten years from the date of grant. Of the 556,500 options outstanding, 185,500 are currently exercisable as of August 31, 1999.

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

   The weighted average fair value of options issued during 1999 was $9,703 and was estimated on the date of grant based on the Black-Scholes option pricing model assuming, among other things, a risk-free interest rate of 5.81%; no dividend yield; expected volatility of 70% and an expected life of ten years. Had compensation costs for options issued during 1999 been determined in accordance with SFAS 123, the Company's net income and diluted net income per share for the year ended August 31, 1999, would have been approximately $2,783,000 and $.47, respectively.

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

   The plaintiffs in the lawsuit, former employees of the Hospital, allege that (i) the Hospital was closed without proper notice to employees in violation of the Worker Adjustment and Retraining Notification Act; (ii) employee contributions to the Hospital's profit sharing plan made prior to the Hospital closing were not delivered to the plan in violation of the Employee Retirement Income Security Act of 1974; (iii) the Hospital failed to pay the final compensation due its employees prior to the Hospital closing in violation of the Illinois Wage Payment and Collection Act, and (iv) the defendants converted for their own use and benefit the amount of the plaintiffs' last paycheck, accrued vacation, profit sharing contributions and credit union contributions. The Company, the majority shareholder of the Company and the other defendants in the lawsuit deny all claims asserted and are vigorously defending themselves. The cost of the defense has not been borne by the Company. The majority shareholder of the Company has entered into an indemnification agreement with the Company. The agreement

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES provides that the cost of the defense and any settlement amounts or damage awards will be paid by the majority shareholder of the Company. The Company believes that the potential loss, as it relates to this matter, is not probable and that an estimate of the potential settlement amounts or damage awards cannot be made at this time. The Company does not believe that the results of this matter will have a material effect on its results of operations or financial position.

   From time to time, the Company is also subject to occasional lawsuits, investigations and claims arising out of the normal conduct of business. Management does not believe the outcome of any pending claims will have a material adverse impact on the Company's financial position or results of operations.

10. Regulatory

   The Company and its U.S. schools are subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act of 1965, as amended (the "HEA") and the regulations promulgated thereunder by the DOE subject the Company's U.S. schools to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy in order to participate in the various federal student financial assistance programs under the Title IV Programs.

   In November 1997, the DOE issued new regulations, which took effect July 1, 1998 and revised the DOE's standards of financial responsibility. These new standards include three different ratios: an equity ratio, a primary reserve ratio and a net income ratio, which are weighted and added together to produce a composite score for the institution.

   The new standards employ a ratio methodology under which an institution need only satisfy a single standard--the composite score standard. The ratio methodology takes into account an institution's total financial resources and provides a combined score of the measures of those resources along a common scale (from negative 1.0 to positive 3.0). It allows a relative strength in one measure to mitigate a relative weakness in another measure.

   If an institution achieves a composite score of at least 1.5, it is financially responsible without further oversight. If an institution achieves a composite score from 1.0 to 1.4, it is in the "zone," is subject to additional monitoring, and may continue to participate as a financially responsible institution for up to three years. Additional monitoring may require the school to (1) notify the DOE, within 10 days of certain changes, such as an adverse accrediting action; (2) file its financial statements earlier than the six month requirement following the close of the fiscal year and (3) subject the school to a cash monitoring payment method. If an institution achieves a composite score below 1.0, it fails to meet the financial responsibility standards unless it qualifies under the provisions of an alternative standard (i.e., letter of credit equal to 50% of the Title IV program funds expended from the prior fiscal year or equal to at least 10% of the Title IV program funds expended from the prior fiscal year and provisional certification status). The institution may also be placed on the cash monitoring payment method or the reimbursement payment method. The Company applied these new regulations to its financial statements as of August 31, 1999 and August 31, 1998 and has determined that the Company and each of its institutions satisfied the new standards as of these dates based upon their composite scores.

   On October 1, 1998, legislation was enacted which reauthorized the student financial assistance programs of the HEA ("1998 Amendments"). The 1998 Amendments continue many of the current requirements for student and institutional participation in the Title IV Programs. The 1998 Amendments also change or modify some requirements. These changes and modifications include increasing the revenues that an institution may derive from Title IV funds from 85% to 90% and revising the requirements pertaining to the manner in which institutions must calculate refunds to students. The 1998 Amendments also prohibit institutions that are ineligible

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES for participation in Title IV loan programs due to student default rates in excess of applicable thresholds from participating in the Pell Grant program. Other changes expand participating institutions' ability to appeal loss of eligibility owing to such default rates. The 1998 Amendments further permit an institution to avoid the interruption of eligibility for the Title IV Programs upon a change in ownership which results in a change of control by submitting a materially complete application for recertification of eligibility within 10 business days of such a change of ownership. Regulations to implement the 1998 Amendments are scheduled to become effective on July 1, 2000, with the exception of new requirements concerning the calculation of refunds to students who fail to complete their enrollment, which are scheduled to become effective in October, 2000. The Company does not believe that the 1998 Amendments will have a material adverse effect on its business operations. None of the Company's institutions derives more than 80% of its revenue from Title IV funds and no institution has student loan default rates in excess of current thresholds. The Company also believes based on its current refund policy that it will satisfy the new refund requirements.

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

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

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

   The Company entered a 10 year management agreement with John Marshall Law School of Atlanta. A line of credit was established between the Company and John Marshall Law School. As of August 31, 1999, the Company advanced approximately $500,000 to John Marshall Law School, the amount is included in other long term assets.

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

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

   The following table presents financial data for the years ended August 31, 1999, 1998 and 1997 for these segments (dollars in thousands):

                                           Schools Test Preparation Consolidated
                                           ------- ---------------- ------------
                      1999
      Revenue............................. $33,176      $3,690        $36,866
      Income from operations..............   3,469       1,036          4,505
      Depreciation and amortization.......   1,028         377          1,405
      Interest revenue....................     695         --             695
      Interest expense....................     401         166            567
      Net Income..........................   3,796         787          4,583
      Total assets........................  30,233       4,086         34,319
      Capital expenditures................   1,860          29          1,889
      Long-lived assets...................   8,684       3,732         12,416

                      1998
      Revenue............................. $25,597      $3,755        $29,352
      Income from operations..............     785       1,015          1,800
      Depreciation and amortization.......     565         373            938
      Interest revenue....................     357         --             357
      Interest expense....................     308         293            601
      Net Income..........................     805         710          1,515
      Total assets........................  18,591       4,884         23,475
      Capital expenditures................     579          18            597
      Long-lived assets...................   6,480       4,081         10,561

                      1997
      Revenue............................. $20,460      $  --         $20,460
      Income from operations..............   2,858         --           2,858
      Depreciation and amortization.......     438         --             438
      Interest revenue....................     497         --             497
      Interest expense....................     107         --             107
      Net Income..........................   3,163         --           3,163
      Total assets........................  13,117       4,463         17,580
      Capital expenditures................     341         --             341
      Long-lived assets...................   3,483       4,436          7,919


14. Valuation and Qualifying Accounts

   The following summarizes the activity of the allowance for doubtful accounts (dollars in thousands):

                                Balance at  Net Charges    Increase   Balance at
                               Beginning of to Operating    Due to      End of
                                  Period      Expenses   Acquisitions   Period
                               ------------ ------------ ------------ ----------
      Student receivable
       allowance activity for
       the year ended August
       31, 1997..............      $ 30         $--          $--         $ 30
      Student receivable
       allowance activity for
       the year ended August
       31, 1998..............      $ 30         $177         $ 23        $230
      Student receivable
       allowance activity for
       the year ended August
       31, 1999..............      $230         $ 47         $ 39        $316