Form 10-K/A
period 1999-08-31
ARGOSY EDUCATION GROUP INC
filed 1999-12-16
CIK 1070042

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

     10.29     Indemnification Agreement, dated February 10, 1999, between the
               Company and Dr. Markovitz, Incorporated by Reference to the
               Company's Registration Statement on Form S-1.
     10.30*    Management Agreement between Argosy Education Group, Inc. and
               John Marshall Law School of Georgia.
     23.1 Consent of Arthur Andersen LLP with respect to financial statements of Argosy Education Group, Inc.
     27.       Financial data schedule.


--------
   *  Filed previously.
   (b) Reports on Form 8-K.

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