Form 10-Q
period 1999-11-30
ARGOSY EDUCATION GROUP INC
filed 2000-01-12
CIK 1070042

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 1999
                       Commission file number 000-29820

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

                               YES  X        NO

     At January 10, 2000 the registrant had 6,470,185 shares of common stock outstanding.

                         ARGOSY EDUCATION GROUP, INC.

                                     INDEX

Description                                                                   Page No.
Part I.  Financial Information

Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets.................................   3
       Condensed Consolidated Statements of Operations.......................   4
       Condensed Consolidated Statements of Cash Flows.......................   5
       Notes to Condensed Consolidated Financial Statements..................   6

Item 2.  Management's Discussion and Analysis of Results of Operations
               and Financial Condition.......................................   9

Item 3.  Quantitative and Qualitative Disclosure About Market Risk...........  12

Part II. Other Information

Item 1.  Legal Proceedings...................................................  12

Item 2.  Changes in Securities and Use of Proceeds...........................  12

Item 3.  Defaults Upon Senior Securities.....................................  12

Item 4.  Submission of Matters to a Vote of Security-Holders.................  12

Item 5.  Other Information...................................................  13

Item 6.  Exhibits and Reports on Form 8-K....................................  13

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Amounts in thousands)
                                  (Unaudited)

                                                                         November 30, 1999       August 31, 1999
                                                                         -----------------       ---------------
           ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                      $ 5,604               $ 8,980
    Short-term investments                                                           9,571                 6,027
    Receivables, net                                                                 2,334                 1,593
    Prepaid expenses and other current assets                                          766                 1,324
                                                                                   -------               -------
           Total current assets                                                     18,275                17,924
PROPERTY AND EQUIPMENT, net                                                          5,976                 5,617
OTHER ASSETS                                                                         3,564                 3,979
INTANGIBLES, net                                                                     6,813                 6,799
                                                                                   -------               -------
           TOTAL ASSETS                                                            $34,628               $34,319
                                                                                   =======               =======

           LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt                                           $   480               $   486
    Accounts payable                                                                 1,444                 1,109
    Accrued payroll and other related liabilities                                      762                   547
    Accrued expenses                                                                   851                   417
    Deferred revenue and student deposits                                            2,523                 2,548
                                                                                   -------               -------
           Total current liabilities                                                 6,060                 5,107
                                                                                   -------               -------

LONG-TERM DEBT, less current maturities                                              2,886                 2,998

DEFERRED RENT                                                                          688                   610

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Class A common stock - 30,000,000 shares authorized,
       $.01 par value, 2,000,000 shares issued and outstanding                          20                    20
    Class B common stock - 10,000,000 shares authorized,
       $.01 par value, 4,900,000 shares issued and outstanding                          49                    49
    Additional paid-in capital                                                      25,092                24,871
    Treasury Stock                                                                  (2,131)                    -
    Accumulated other comprehensive income                                             642                   447
    Purchase price in excess of predecessor carryover                                 (720)                 (720)
    Retained earnings                                                                2,042                   937
                                                                                   -------               -------
           Total stockholders' equity                                               24,994                25,604
                                                                                   -------               -------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $34,628               $34,319
                                                                                   =======               =======

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                                                      Three Months Ended
                                                                         November 30,
                                                                         ------------
                                                                     1999            1998
                                                                     ----            ----
Revenues:
      Tuition and fees, net                                         $10,926          $8,538
      Other                                                             688             803
                                                                    -------          ------
          Total revenues, net                                        11,614           9,341
                                                                    -------          ------

Operating expenses:
      Cost of education                                               5,062           4,251
      Selling expenses                                                1,038             361
      General and administrative expenses                             3,825           2,487
      Related party general and administrative expense                    -             424
                                                                    -------          ------
          Total operating expenses                                    9,925           7,523
                                                                    -------          ------

      Income from operations                                          1,689           1,818

Other income (expense):
      Interest income                                                   215             141
      Interest expense                                                  (70)           (173)
      Other income (expense)                                             19              (4)
                                                                    -------          ------
          Total other income (expense), net                             164             (36)
                                                                    -------          ------

Income before provision for income taxes                              1,853           1,782

Income taxes:
      Income tax provision on C corporation income                      748               -

      Income tax provision on S corporation income                        -              24
                                                                    -------          ------

        Total income taxes                                              748              24
                                                                    -------          ------

Net income                                                          $ 1,105          $1,758
                                                                    =======          ======

Net income per share:
      Basic and diluted                                             $  0.17          $ 0.36
                                                                    =======          ======

Weighted average shares outstanding:
      Basic and diluted                                               6,693           4,900
                                                                    =======          ======

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)

                                                                                            Three Months Ended
                                                                                               November 30,
                                                                                             1999         1998
                                                                                             ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income                                                                           $ 1,105      $  1,758
       Adjustments to reconcile net income to net cash
         provided by operating activities -
            Depreciation and amortization                                                       350           269
            Deferred taxes                                                                     (199)            -
            Issuance of stock performance grants                                                213             -
            Changes in operating assets and liabilities                                         870          (710)
                                                                                            -------      --------
                Net cash provided by operating activities                                     2,339         1,317
                                                                                            -------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment, net                                                 (604)         (243)
       Business acquisition, net of cash                                                       (104)         (186)
       (Purchase) sale of investments, net                                                   (2,236)        2,111
                                                                                            -------      --------
                Net cash (used in) provided by investing activities                          (2,944)        1,682
                                                                                            -------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Purchase of treasury stock                                                            (2,131)            -
       Borrowing of long-term debt                                                                -           150
       Payments of long-term debt                                                              (119)         (207)
       Advances to related party                                                               (509)          (14)
       Shareholder distribution                                                                   -           (44)
                                                                                            -------      --------
                Net cash (used in) financing activities                                      (2,759)         (115)
                                                                                            -------      --------

EFFECTIVE EXCHANGE RATE CHANGES ON CASH                                                         (12)            -
                                                                                            -------      --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                                                                             (3,376)        2,884

CASH AND CASH EQUIVALENTS, beginning of period                                                8,980         2,712
                                                                                            -------      --------

CASH AND CASH EQUIVALENTS, end of period                                                    $ 5,604      $  5,596
                                                                                            =======      ========

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

       The accompanying condensed unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial condition and results of operations of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's report on Form 10K, as filed with the Securities and Exchange Commission. The results of operations for the three months ended November 30, 1999 are not necessarily indicative of results that could be expected for the entire fiscal year.

       The condensed consolidated financial statements as of November 30, 1999 and the three months ended November 30, 1999 and 1998 include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

       On March 8, 1999 the Company completed an initial public offering of 2,000,000 shares of Class A Common Stock (the "Offering"). Prior to the Offering, the Company had one class of common stock outstanding. In connection with the Offering, the Company's existing common stock underwent an approximate 2,941-for-one stock split which was then converted into 4,900,000 shares of Class B Common Stock. The Company also authorized 30,000,000 shares of Class A Common Stock and 5,000,000 shares of Preferred Stock. The effect of the stock split has been retroactively reflected for all periods presented in the accompanying consolidated financial statements. There was no Preferred Stock issued or outstanding as of November 30, 1999.

Note 2 - Income Taxes

       Prior to the Offering of the Company's Class A Common Shares completed on March 8, 1999 the Company included its income and expenses with those of its shareholders for Federal and certain state income tax purposes (an S Corporation election). Accordingly, the consolidated statement of operations for the three months ended November 30, 1998 does not include a provision for Federal income taxes. In connection with the Offering, the Company terminated its S Corporation election and recorded a deferred income tax asset and corresponding reduction of income tax expense of $764,222, arising from a change in the Company's tax status. Beginning March 8, 1999, the Company has provided for deferred income taxes under the asset and liability method of accounting. This method requires the recognition of deferred income taxes based upon the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between financial statements carrying amounts and the tax basis of existing assets and liabilities.

Note 3: PrimeTech Acquisition

On November 30, 1998, the Company acquired 100% of the outstanding stock of PrimeTech, Canadian schools which award non-degree certificates in network engineering and software programming. The majority shareholder of the Company owned a one-third interest in PrimeTech. Under the acquisition agreement, the Company was required to pay the former owners, consisting of Dr. Markovitz and two operating managers, a total of $500,000 (Canadian Dollars) upon closing and is obligated to issue shares of the Company's common stock, the fair value of which is equal to 102% of PrimeTech's net income, as defined in such agreement, in each of PrimeTech's next three fiscal years. The Company is negotiating agreements with such persons in lieu of future payments per the acquisition agreement. The agreements contemplate an aggregate payout of approximately $200,000 (US Dollars) of which approximately $100,000 has been paid to date.

Note 4: Shareholders' Equity

       The Company adopted a repurchase program for the Company's Class A Common Stock of up to 500,000 shares. Shares of Class A Common Stock will be purchased by the Company from time to time through open market purchases and private purchase, as available. Under this program, the Company has repurchased 482,000 shares as of November 30, 1999 at a total cost of approximately $2,131,000.

Note 5: Related-Party Transactions

       As of September 1, 1999 the Company entered into an agreement to manage the John Marshall Law School of Atlanta, Georgia ("John Marshall"). The agreement is for 10 years and includes an option to purchase John Marshall. The right can be exercised at the Company's discretion. In addition, a line of credit of $600,000 was established between the Company and John Marshall. As of November 30, 1999, the Company advanced approximately $500,000 under the line of credit and approximately $509,000 under the management agreement, the amounts are included in other assets.

Note 6: Comprehensive Income

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

                                                                 Comprehensive             Accumulated Other
                                                                    Income               Comprehensive Income
                                                              -------------------      -------------------------
Balance August 31, 1998                                                                  $                     2
Net income for the three months ended November 30, 1998        $            1,758
Other Comprehensive Income -
  Unrealized gain on investments                                                1                              1
                                                              -------------------      -------------------------
Comprehensive income for the three months
  Ended November 30, 1998                                      $            1,759
                                                              ===================
Balance, November 30, 1998                                                               $                     3
                                                                                       =========================

Balance August 31, 1999                                                                  $                   447
Net income for the three months ended November 30, 1999        $            1,105
Other Comprehensive Income -
  Unrealized gain on investments                                              195                            195
                                                              -------------------      -------------------------
Comprehensive income for the three months
  Ended November 30, 1999                                      $            1,300
                                                              ===================      -------------------------
Balance, November 30, 1999                                                               $                   642
                                                                                       =========================

The accumulated other comprehensive income balance has been restated to conform to the SFAS No. 130 requirements.

Note 7: Segment Reporting

       The Company has two business segments: 1) Schools and 2) Test Preparation Materials and Workshops ("Test Preparation"). These segments are managed as separate strategic business units due to the distinct nature of their operations. The Schools Segment, which represents the operations of ASPP, U of S, MIA and PrimeTech, provides programs in psychology, education, business, allied health professions, network engineering and software programming. All operations of the Schools Segment are located in the United States with the exception of PrimeTech which is located in Canada. The Test Preparation Segment offers courses and materials for post-graduate psychology license examinations and is located in the United States.

       The following table presents financial data for the three months ended November 30, 1999 and 1998 for these segments (dollars in thousands):

                             Schools         Test Preparation      Consolidated
                             -------         ----------------      ------------
    Three Months Ended
    November 30, 1999
    -----------------

Revenue                        $10,749             $  865             $11,614
Income from operations           1,450                239               1,689
Net Income                         970                135               1,105
Total Assets                    30,690              3,938              34,628

    Three Months Ended
    November 30, 1998
    -----------------
Revenue                        $ 8,444             $  897             $ 9,341
Income from operations           1,570                248               1,818
Net Income                       1,576                182               1,758
Total Assets                    21,092              4,770              25,862

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

        This Quarterly Report on Form 10-Q contains statements that may constitute "forward-looking statements" as defined by the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "estimates," "anticipates," "continues," "contemplates," "expects," "may," "will," "could," "should" or "would," or the negatives thereof. Those statements are based on the intent, belief or expectation of the Company as of the date of this Quarterly Report. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Results may differ materially from the forward-looking statements contained herein as a result of changes in governmental regulations, including those governing student financial aid, and other factors. The Company expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company's results of operations and financial condition should be read in conjunction with the interim unaudited condensed financial statements of the Company and the notes thereto included herein and in conjunction with the information contained in the Form 10K as filed with the Securities and Exchange Commission.

Results of Operations

The following table summarizes the Company's operating results as a percentage of net revenue for the period indicated:

                                                               Three Months Ended
                                                                  November 30,
                                                                  ------------
                                                                1999         1998
                                                                ----         ----
Total revenues, net                                                100%          100%

Operating expenses:
Cost of education                                                 43.6          45.5
Selling expenses                                                   8.9           3.9
General and administrative expenses                               32.9          26.6
Related party general and administrative expense                     -           4.5
                                                                  ----          ----

Total operating expenses                                          85.4          80.5
                                                                  ----          ----

Income from operations                                            14.6          19.5

Total other income (expense), net                                  1.4          (0.4)
                                                                  ----          ----

Income before provision for income taxes                          16.0          19.1

Provision for income taxes                                         6.4           0.3
                                                                  ----          ----

Net income                                                         9.6%         18.8%
                                                                  ====          ====

Three Months Ended November 30, 1999 Compared to Three Months Ended November 30, 1998

       Net revenues increased 24.3% from $9.3 million in the first quarter of fiscal 1999 to $11.6 million in the first quarter of fiscal 2000, primarily due to additional net revenue from the acquisition of PrimeTech and increased revenue at all schools owned in both quarters. For schools owned by the Company during fiscal 1999, revenue increased by 19.1% primarily due to internal growth. Additional revenue was recognized from tuition increases and the addition of new campuses and new programs.

       Cost of education increased 19.1% from $4.3 million in the first quarter of fiscal 1999 to $5.1 million in the first quarter of fiscal 2000, due to additional teaching costs to meet the growth in the number of students attending the schools, the development of new programs and the acquisition of PrimeTech. As a percentage of net revenue, cost of education decreased from 45.5% in fiscal 1999 to 43.6% in fiscal 2000 due to efficiencies in the student services area.

       Selling expenses increased 187.5% from $0.4 million in the first quarter of fiscal 1999 to $1.0 million in the first quarter of fiscal 2000. As a percentage of revenue, selling expenses increased from 3.9% to 8.9% due to the addition of recruiters in all of the Argosy schools. This is an integral part of our marketing strategy. In addition, the acquisition of PrimeTech requires more costly advertising media than the other Argosy companies.

       General and administrative expenses increased 53.8% from $2.5 million in the first quarter of fiscal 1999 to $3.8 million in the first quarter of fiscal 2000 and, as a percentage of net revenue increased from 26.6% to 32.9%. The increase is primarily due to additional expenses incurred as a public company, additional management payroll costs, and additional costs of start up operations.

       Related party general and administrative expenses, which represents amounts paid to a company owned by the majority shareholder that provided management services for the Company and its schools, was $0.4 million in the first quarter of fiscal 1999. Upon consummation of the Offering, the relationship with the related company was terminated.

       Other income (expense), net increased from $(0.04) million in the first quarter of fiscal 1999 to $0.2 million in the first quarter of fiscal 2000.

       The provision for income taxes increased from $0.02 million in the first quarter of fiscal 1999 to $0.7 million in the first quarter of fiscal 2000, due to the Company's change to a C Corporation on March 8, 1999. There was a negligible tax charge for the first quarter of fiscal 1999 while the Company was an S Corporation.

       Net income decreased 37.1%, from $1.8 million in the first quarter of fiscal 1999 to $1.1 million in the first quarter of fiscal 2000; due primarily to start up operations at three campuses and the start up of the internet campus, additional general and administrative expenses as relates to a public company and higher income taxes due to a change in the tax status of the Company. This was offset by the increased profitability at existing schools and the elimination of related party general and administrative expenses.

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

Liquidity and Capital Resources

       Since its formation, the Company has financed its operating activities primarily through cash generated from operations. Acquisitions have been financed primarily through debt instruments. Net cash provided by operating activities increased from $1.3 million in the three months ended November 30, 1998 to $2.3 million in the three months ended November 30, 1999. The Company had $12.2 million of working capital as of November 30, 1999 compared to $12.8 million of working capital as of August 31, 1999.

       Capital expenditures increased from $0.2 million in the three months ended November 30, 1998 to $0.6 million in the same period in 1999. The increase was due to the investment in continued upgrading of school equipment and facilities and the enhanced capabilities of the Company's computer system. Capital expenditures are expected to continue to increase as the student population increases and the Company continues to upgrade and expand current facilities and equipment. The Company has no other commitments for material capital expenditures.

Year 2000 Compliance

       The "Year 2000 Problem" is the potential for computer processing errors resulting from the use of computer programs that have been written using two digits, rather than four, to denote a year (e.g., using the digits ''98'' to denote 1998). Computer programs using this nomenclature can misidentify references to dates after 1999 as meaning dates early in the twentieth century (e.g., "1902" rather than "2002"). The Year 2000 Problem is commonly considered to be prevalent in computer programs written as recently as the mid-1990s, and can cause such programs to generate erroneous information, to otherwise malfunction or to cease operations altogether.

       The Company has installed a new management information system in its corporate headquarters. In addition, the Company's schools each have stand-alone computer systems and networks for internal use and for communication with its students and with corporate headquarters. Based on evaluations in early January 2000, there have been no material adverse affects related to the Year 2000 problem. However, there can be no assurance that this new computer system will not still be affected by the Year 2000 Problem and that the Company's existing systems will not still be affected by the Year 2000 Problem, or that a failure of any other parties, such as the DOE or other government agencies on which the Company depends for student financial assistance or the financial institutions involved in the processing of student loans, to address the Year 2000 Problem will not have a material adverse effect on the Company's business, results of operations or financial condition. In particular, there can be no assurance that malfunctions relating to the Year 2000 Problem will not result in the misreporting of financial information by the Company. The Company has made inquiries of substantially all of its material vendors regarding the Year 2000 Problem and has not detected any significant issues relating to the Year 2000 Problem. However, the Company has not made a formal assessment of the computer programs used by government agencies or other first parties with which the company interacts, or an assessment of its own vulnerability to the failure of such programs to be free of the Year 2000 Problem. The Company does not have any formal contingency plans relating to the Year 2000 Problem.

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


Item 3. Quantitative and Qualitative Disclosure About Market Risk

       The Company is exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of its investments. The Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The Company has debt with fixed annual rates of interest ranging from 6.25% to 9.0% totaling $3.3 million at November 30, 1999. A significant majority of the variable interest loans were repaid with proceeds from the Offering. The Company estimates that the fair value of each of its debt instruments approximated its market value on November 30, 1999.

       The Company is subject to fluctuations in the value of the Canadian dollar vis-a-vis the U.S. dollar. The fair value of the assets and liabilities of these operations approximated current market rates at November 30, 1999.

       From time to time, the Company invests excess cash in marketable securities. These investments principally consist of U.S. Treasury notes, corporate bonds, short-term commercial paper and money market accounts, the fair value of which approximated current market rates at November 30, 1999.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities and Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security-Holders

        None.

Item 5.  Other Information

        None.

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

   27.1  Financial Data Schedule

   (b)   Reports on Form 8-K:

        None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARGOSY EDUCATION GROUP, INC.

January 12, 2000                           /s/ Charles T. Gradowski
                                           -----------------------------
                                           Charles T. Gradowski
                                           Chief Financial Officer