Form 10-Q
period 2000-02-29
ARGOSY EDUCATION GROUP INC
filed 2000-04-14
CIK 1070042

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 29, 2000
                        Commission file number 000-29820

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

                                YES  X        NO

     At April 10, 2000 the registrant had 6,476,430 shares of common stock outstanding.

                         ARGOSY EDUCATION GROUP, INC.


                                     INDEX


Description                                                                 Page No.
Part I.  Financial Information

Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets............................      3
          Condensed Consolidated Statements of Operations..................      4
          Condensed Consolidated Statements of Cash Flows..................      5
          Notes to Condensed Consolidated Financial Statements.............      6


Item 2.  Management's Discussion and Analysis of Results of Operations and
         Financial Condition...............................................      9

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.........     14

Part II. Other Information

Item 1.  Legal Proceedings.................................................     14

Item 2.  Changes in Securities and Use of Proceeds.........................     14

Item 3.  Defaults Upon Senior Securities...................................     14

Item 4.  Submission of Matters to a Vote of Security-Holders...............     14

Item 5.  Other Information.................................................     15

Item 6.  Exhibits and Reports on Form 8-K..................................     15

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Amounts in thousands)
                                  (Unaudited)


                                                                      February 29, 2000       August 31, 1999
                                                                      -----------------       ---------------
           ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                               $ 8,042                $ 8,980
    Short-term investments                                                    8,347                  6,027
    Receivables, net                                                          3,127                  1,593
    Prepaid expenses and other current assets                                   906                  1,324
                                                                            -------                -------
           Total current assets                                              20,422                 17,924
PROPERTY AND EQUIPMENT, net                                                   6,488                  5,617
NON-CURRENT INVESTMENTS                                                       1,824                  2,745
OTHER ASSETS                                                                  2,747                  1,234
INTANGIBLES, net                                                              6,799                  6,799
                                                                            -------                -------
           TOTAL ASSETS                                                     $38,280                $34,319
                                                                            =======                =======

           LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt                                    $   913                $   486
    Accounts payable                                                          1,482                  1,109
    Accrued payroll and other related liabilities                               858                    547
    Accrued expenses                                                            995                    417
    Deferred revenue and student deposits                                     4,444                  2,548
                                                                            -------                -------
           Total current liabilities                                          8,692                  5,107
                                                                            -------                -------

LONG-TERM DEBT, less current maturities                                       2,776                  2,998

DEFERRED RENT                                                                   723                    610

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Class A common stock - 30,000,000 shares authorized,
    $.01 par value, 2,055,885 shares issued and outstanding                      21                     20
    Class B common stock - 10,000,000 shares authorized,
    $.01 par value, 4,900,000 shares issued and outstanding                      49                     49
    Additional paid-in capital                                               25,118                 24,871
    Treasury Stock--at cost: 482,000 shares (February 29, 2000)              (2,131)                     -
    Accumulated other comprehensive income                                      876                    447
    Purchase price in excess of predecessor carryover                          (720)                  (720)
    Retained earnings                                                         2,876                    937
                                                                            -------                -------
           Total stockholders' equity                                        26,089                 25,604
                                                                            -------                -------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $38,280                $34,319
                                                                            =======                =======

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                          Three Months Ended                  Six Months Ended
                                                       February 29,     February 28,      February 29,     February 28,
                                                       ------------     ------------      ------------     ------------
                                                          2000             1999              2000             1999
                                                          ----             ----              ----             ----
Revenues:
    Tuition and fees, net                               $ 9,698          $ 7,992          $ 20,624         $ 16,530
    Other                                                   878            1,087             1,566            1,890
                                                        -------          -------          --------         --------
       Total revenues, net                               10,576            9,079            22,190           18,420
                                                        -------          -------          --------         --------

Operating expenses:
    Cost of education                                     4,929            4,504             9,991            8,755
    Selling expenses                                        795              417             1,833              778
    General and administrative expenses                   3,498            3,009             7,323            5,496
    Related party general and administrative expense          -              231                 -              655
                                                        -------          -------          --------         --------
       Total operating expenses                           9,222            8,161            19,147           15,684
                                                        -------          -------          --------         --------
    Income from operations                                1,354              918             3,043            2,736

Other income (expense):
    Interest income                                         228              172               443              313
    Interest expense                                        (72)            (147)             (142)            (320)
    Other income (expense)                                  (68)               -               (49)              (4)
                                                        -------          -------          --------         --------
       Total other income (expense), net                     88               25               252              (11)
                                                        -------          -------          --------         --------
Income before provision for income taxes                  1,442              943             3,295            2,725

Income taxes:
    Income tax provision on C corporation income            608                -             1,356                -

    Income tax provision on S corporation income              -               38                 -               61
                                                        -------          -------          --------         --------
       Total income taxes                                   608               38             1,356               61
                                                        -------          -------          --------         --------
Net income                                              $   834          $   905          $  1,939         $  2,664
                                                        =======          =======          ========         ========

Net income per share:
    Basic and diluted                                   $  0.13          $  0.18          $   0.29         $   0.54
                                                        =======          =======          ========         ========

Weighted average shares outstanding:
    Basic and diluted                                     6,472            4,900             6,583            4,900
                                                        =======          =======          ========         ========

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)

                                                                                  Six Months Ended
                                                                           February 29,        February 28,
                                                                              2000                1999
                                                                              ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                               $  1,939             $  2,664
     Adjustments to reconcile net income to net cash
         provided by operating activities -
            Depreciation and amortization                                          663                  607
            Deferred taxes                                                        (184)                   -
            Issuance of stock performance grants                                   228                    -
            Changes in operating assets and liabilities                          2,201                  597
                                                                             ---------            ---------
               Net cash provided by operating activities                         4,847                3,868
                                                                             ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment, net                                    (1,368)                (558)
     Business acquisition, net of cash                                            (165)                (186)
     (Purchase) sale of investments, net                                          (948)                 479
                                                                             ---------            ---------
               Net cash used in investing activities                            (2,481)                (265)
                                                                             ---------            ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock                                                 (2,131)                   -
     Borrowing of long-term debt                                                   436                  150
     Payments of long-term debt                                                   (231)                (426)
     Advances (to)/from related party                                           (1,357)                  65
     Shareholder distribution                                                        -               (1,382)
     Repayment of shareholder note                                                   -                3,278
     Payments to former owners of acquired businesses                                -                 (268)
                                                                             ---------            ---------
               Net cash (used in) provided by financing activities              (3,283)               1,417
                                                                             ---------            ---------

EFFECTIVE EXCHANGE RATE CHANGES ON CASH                                            (21)                  (3)
                                                                             ---------            ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (938)               5,017

CASH AND CASH EQUIVALENTS, beginning of period                                   8,980                2,712
                                                                             ---------            ---------

CASH AND CASH EQUIVALENTS, end of period                                      $  8,042             $  7,729
                                                                             =========            =========

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

     The accompanying condensed unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial condition and results of operations of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's report on Form 10K, as filed with the Securities and Exchange Commission. The results of operations for the six months ended February 29, 2000 are not necessarily indicative of results that can be expected for the entire fiscal year.

     The condensed consolidated financial statements as of February 29, 2000 and the six months ended February 29, 2000 and February 28, 1999 include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

     On March 8, 1999 the Company completed an initial public offering of 2,000,000 shares of Class A Common Stock (the "Offering"). Prior to the Offering, the Company had one class of common stock outstanding. In connection with the Offering, the Company's existing common stock underwent an approximate 2,941-for-one stock split which was then converted into 4,900,000 shares of Class B Common Stock. The Company also authorized 30,000,000 shares of Class A Common Stock and 5,000,000 shares of Preferred Stock. The effect of the stock split has been retroactively reflected for all periods presented in the accompanying consolidated financial statements. There was no Preferred Stock issued or outstanding as of February 29, 2000.

     On December 3, 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. The SAB outlines basic criteria that must be met before registrants may recognize revenue, including persuasive evidence of the existence of an arrangement, the delivery of products or services, a fixed and determinable sales price, and reasonable assurance of collection. SAB 101 is effective beginning the first fiscal quarter of the first fiscal year beginning after December 15, 1999. Prior to the release of SAB 101, our revenue recognition policy was in compliance with generally accepted accounting principles. Effective September 1, 2000, we will adopt a change in accounting principle to comply with the specific provisions and guidance of SAB 101. SAB 101 will require us to recognize revenue related to application, technology, and registration fees over the contract period. Through February 29, 2000, we have recognized application, technology and registration fees as revenue upon receipt. We are currently in the process of estimating the cumulative effect of this accounting change and do not believe that this change will have a material impact on our financial position or operating results. The effect will be recorded in the first quarter of fiscal year 2001.

Note 2 - Income Taxes

     Prior to the Offering completed on March 8, 1999, the Company included its income and expenses with those of its shareholders for Federal and certain state income tax purposes (an S Corporation election). Accordingly, the consolidated statement of operations for the three months and six months ended February 28,1999 do not include a provision for Federal income taxes. In connection with the Offering, the Company terminated its S Corporation status and recorded a deferred income tax asset and corresponding reduction of income tax expense of $764,222, arising from a change in the Company's tax status. Beginning March 8, 1999, the Company has provided for deferred income taxes under the asset and liability method of accounting. This method requires the recognition of deferred income taxes based upon the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between financial statements carrying amounts and the tax basis of existing assets and liabilities.

Note 3: PrimeTech Acquisition

On November 30, 1998, the Company acquired 100% of the outstanding stock of PrimeTech, which owns two Canadian schools that award non-degree certificates in network engineering and software programming. Prior to that acquisition the majority shareholder of the Company owned a one-third interest in PrimeTech. Under the acquisition agreement, the Company was required to pay the former owners, consisting of Dr. Markovitz and two operating managers, a total of $500,000 (Canadian Dollars) upon closing and is obligated to issue shares of the Company's common stock, the fair value of which is equal to 102% of PrimeTech's net income, as defined in such agreement, in each of PrimeTech's next three fiscal years. The Company is negotiating agreements with the two operating managers in lieu of future stock issuances as provided for in the acquisition agreement. The agreements contemplate an aggregate payout of approximately $200,000 (US dollars). As of February 29, 2000, the Company has paid approximately $165,000 (US dollars) to the two operating managers.

Note 4: Shareholders' Equity

     The Company adopted a repurchase program for the Company's Class A Common Stock of up to 500,000 shares. Shares of Class A Common Stock will be purchased by the Company from time to time through open market purchases and private purchase, as available. Under this program, the Company has repurchased 482,000 shares as of February 29, 2000 at a total cost of approximately $2,131,000.

Note 5: Related-Party Transactions

     As of September 1, 1999 the Company entered into an agreement to manage the John Marshall Law School of Atlanta, Georgia ("John Marshall"). The agreement is for 10 years and includes an option to purchase John Marshall. The right can be exercised at the Company's discretion. In addition, a line of credit of $600,000 was established between the Company and John Marshall. As of February 29, 2000, the Company advanced approximately $500,000 under the line of credit and approximately $1,357,000 operating cash under the management agreement. The amounts are included in other assets.

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


                                                      Three Months Ended                Six Months Ended
                                                      ------------------                ----------------
                                                February 29,    February 28,       February 29,    February 28,
                                                ------------    ------------       ------------    ------------
                                                    2000           1999                2000           1999
                                                    ----           ----                ----           ----
Net income                                         $ 834          $ 905              $ 1,939        $ 2,664

Other comprehensive income:
  Unrealized gain/(loss) on investments              255            (31)                 450            (31)
  Foreign currency translation adjustment            (21)             1                  (21)             2
                                                ----------------------------       ----------------------------
Total other comprehensive income                     234            (30)                 429            (29)
                                                ----------------------------       ----------------------------
Comprehensive income                               1,068            875                2,368          2,635
                                                ----------------------------       ----------------------------

For the period ended February 29, 2000 and February 28, 1999 Accumulated Other Comprehensive Income/(Loss), net of tax, was approximately $526,000 and $(16,000), respectively, and would have resulted in a reduction (increase) of Comprehensive Income.

The accumulated other comprehensive income balance has been restated to conform to the SFAS No. 130 requirements.

Note 7: Segment Reporting

     The Company has two business segments: 1) Schools and 2) Test Preparation Materials and Workshops ("Test Preparation"). These segments are managed as separate strategic business units due to the distinct nature of their operations. The Schools Segment, which represents the operations of ASPP, U of S, MIA and PrimeTech, provides programs in psychology, education, business, allied health professions, network engineering and software programming. All operations of the Schools Segment are located in the United States with the exception of PrimeTech which is located in Canada. The Test Preparation Segment offers courses and materials for post-graduate psychology and counseling license examinations and is located in the United States.

     The following table presents financial data for the three and six months ended February 29, 2000 and February 28, 1999 for these segments (dollars in thousands):

                             Schools     Test Preparation      Consolidated
                            ----------  -------------------  ----------------
    Three Months Ended
    February 29, 2000
    ------------------
Revenue                        $ 9,709               $  867           $10,576
Income from operations           1,124                  230             1,354
Net Income                         704                  130               834
Total Assets                    34,373                3,907            38,280

    Three Months Ended
    February 28, 1999
    ------------------
Revenue                        $ 8,191               $  888           $ 9,079
Income from operations             649                  269               918
Net Income                         692                  213               905
Total Assets                    22,207                5,005            27,212

    Six Months Ended
    February 29, 2000
    -----------------
Revenue                        $20,458               $1,732           $22,190
Income from operations           2,574                  469             3,043
Net Income                       1,674                  265             1,939
Total Assets                    34,373                3,907            38,280

    Six Months Ended
    February 28, 1999
    -----------------
Revenue                        $16,635               $1,785           $18,420
Income from operations           2,219                  517             2,736
Net Income                       2,269                  395             2,664
Total Assets                    22,207                5,005            27,212

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

Results of Operations

The following table summarizes the Company's operating results as a percentage of net revenue for the period indicated:

                                                               Three Months Ended                     Six Months Ended
                                                         February 29,       February 28,       February 29,      February 28,
                                                       -----------------  ----------------    ---------------  ----------------
                                                              2000              1999               2000              1999
                                                              ----              ----               ----              ----
Total revenues, net                                                 100%              100%               100%              100%

Operating expenses:
Cost of education                                                  46.6              49.6               45.0              47.5
Selling expenses                                                    7.5               4.6                8.3               4.2
General and administrative expenses                                33.1              33.1               33.0              29.8
Related party general and administrative expense                      -               2.6                  -               3.6
                                                                   ----              ----               ----              ----

Total operating expenses                                           87.2              89.9               86.3              85.1
                                                                   ----              ----               ----              ----

Income from operations                                             12.8              10.1               13.7              14.9

Total other income (expense), net                                   0.8               0.3                1.1              (0.1)
                                                                   ----              ----               ----              ----

Income before provision for income taxes                           13.6              10.4               14.8              14.8

Provision for income taxes                                          5.7               0.4                6.1               0.3
                                                                   ----              ----               ----              ----

Net income                                                          7.9%             10.0%               8.7%             14.5%
                                                                   ====              ====               ====              ====

Three Months Ended February 29, 2000 Compared to Three Months Ended February 28, 1999

     Net revenues increased 16.5% from $9.1 million in the second quarter of fiscal 1999 to $10.6 million in the second quarter of fiscal 2000, due to increased revenue at all schools, primarily ASPP. For all schools owned by the Company during fiscal 1999, the revenue increase is primarily due to internal growth, tuition increases and the addition of new campuses and new programs.

     Cost of education increased 9.4% from $4.5 million in the second quarter of fiscal 1999 to $4.9 million in the second quarter of fiscal 2000, due to additional teaching costs to meet the growth in the number of students attending the schools, and the development of new programs. As a percentage of net revenue, cost of education decreased from 49.6% in fiscal 1999 to 46.6% in fiscal 2000 due to efficiencies in the student services area.

     Selling expenses increased 90.6% from $0.4 million in the second quarter of fiscal 1999 to $0.8 million in the second quarter of fiscal 2000. As a percentage of revenue, selling expenses increased from 4.6% to 7.5% due to the addition of recruiters in all of the Argosy schools. This is an integral part of our marketing strategy.

     General and administrative expenses increased 16.3% from $3.0 million in the second quarter of fiscal 1999 to $3.5 million in the second quarter of fiscal 2000 and, as a percentage of net revenue remained at 33.1% from quarter to quarter. The dollar increase is primarily due to additional expenses incurred as a public company, additional management payroll costs, additional costs of start up operations, and additional depreciation expense due to the continued investment in the Company's equipment and computer systems.

     Related party general and administrative expenses, which represents amounts paid to a company owned by the majority shareholder that provided management services for the Company and its schools, was $0.2 million in the second quarter of fiscal 1999. Upon consummation of the Offering, the relationship with the related company was terminated.

     The provision for income taxes increased from $0.04 million in the second quarter of fiscal 1999 to $0.6 million in the second quarter of fiscal 2000, due to the Company's change to a C Corporation on March 8, 1999. There was a negligible tax charge for the second quarter of fiscal 1999 while the Company was an S Corporation.

     Net income decreased 7.8%, from $0.9 million in the second quarter of fiscal 1999 to $0.8 million in the second quarter of fiscal 2000; due primarily to start up operations at three campuses and the internet campus, additional general and administrative expenses as a public company and higher income taxes due to a change in the tax status of the Company. This was offset by the increased profitability at existing schools and the elimination of related party general and administrative expenses.

Six Months Ended February 29, 2000 Compared to Six Months Ended February 28,
1999

     Net revenues increased 20.5% from $18.4 million in the first six months of fiscal 1999 to $22.2 million in the first six months of fiscal 2000, primarily due to additional net revenue from the acquisition of PrimeTech and increased revenue at all schools owned in the first six months of both fiscal 1999 and 2000. For schools owned by the Company during fiscal 1999, revenue increased by 17.9% primarily due to internal growth. Additional revenue was recognized from tuition increases and the addition of new campuses and new programs.

     Cost of education increased 14.1% from $8.8 million in the first six months of fiscal 1999 to $10.0 million in the first six months of fiscal 2000, due to additional teaching costs to meet the growth in the number of students attending the schools, the development of new programs and the acquisition of PrimeTech. As a percentage of net revenue, cost of education decreased from 47.5% in fiscal 1999 to 45.0% in fiscal 2000 due to efficiencies in the student services area.

     Selling expenses increased 135.6% from $0.8 million in the first six months of fiscal 1999 to $1.8 million in the first six months of fiscal 2000. As a percentage of revenue, selling expenses increased from 4.2% to 8.3% due to the addition of recruiters in all of the Argosy schools. This is an integral part of our marketing strategy. In addition, the acquisition of PrimeTech requires more costly advertising media than the other Argosy companies.

     General and administrative expenses increased 33.2% from $5.5 million in the first six months of fiscal 1999 to $7.3 million in the first six months of fiscal 2000 and, as a percentage of net revenue increased from 29.8% to 33.0%. The increase is primarily due to additional expenses incurred as a public company, additional management payroll costs, additional costs of start up operations, and additional depreciation expense due to the continued investment in the Company's equipment and computer systems.

      Related party general and administrative expenses, which represents amounts paid to a company owned by the majority shareholder that provided management services for the Company and its schools, was $0.7 million in the first six months of fiscal 1999. Upon consummation of the Offering, the relationship with the related company was terminated.

     The provision for income taxes increased from $0.06 million in the first six months of fiscal 1999 to $1.4 million in the first six months of fiscal 2000, due to the Company's change to a C Corporation on March 8, 1999. There was a negligible tax charge for the first six months of fiscal 1999 while the Company was an S Corporation.

     Net income decreased 27.2%, from $2.7 million in the first six months of fiscal 1999 to $1.9 million in the first six months of fiscal 2000; due primarily to start up operations at three campuses and the internet campus, additional general and administrative expenses as a public company and higher income taxes due to a change in the tax status of the Company. This was offset by the increased profitability at existing schools and the elimination of related party general and administrative expenses.

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

Liquidity and Capital Resources

     Since its formation, the Company has financed its operating activities primarily through cash generated from operations. Acquisitions have been financed primarily through debt instruments. Net cash provided by operating activities increased from $3.9 million in the six months ended February 28, 1999 to $4.8 million in the six months ended February 29, 2000. The Company had $11.7 million of working capital as of February 29, 2000 compared to $12.8 million of working capital as of August 31, 1999. Advances made to John Marshall during the six months ended February 29, 2000 were approximately $1.4 million.

    Capital expenditures increased from $0.6 million in the six months ended February 28, 1999 to $1.4 million in the same period in 2000. The increase was due to the investment in continued upgrading of school equipment and facilities, the enhanced capabilities of the Company's computer system, and the investment in the start up of an internet campus. Capital expenditures are expected to continue to increase as the student population increases and the Company continues to upgrade and expand current facilities and equipment. The Company has no other commitments for material capital expenditures.

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

     The Company has installed a new management information system in its corporate headquarters. In addition, the Company's schools each have stand-alone computer systems and networks for internal use and for communication with its students and with corporate headquarters. Since January 1, 2000, there have been no material adverse affects related to the Year 2000 Problem.
However, there can be no assurance that this new computer system will not still be affected by the Year 2000 Problem and that the Company's existing systems will not still be affected by the Year 2000 Problem, or that a failure of any other parties, such as the DOE or other government agencies on which the Company depends for student financial assistance or the financial institutions involved in the processing of student loans, to address the Year 2000 Problem will not have a material adverse effect on the Company's business, results of operations or financial condition. In particular, there can be no assurance that malfunctions relating to the Year 2000 Problem will not result in the misreporting of financial information by the Company. The Company has made inquiries of substantially all of its material vendors regarding the Year 2000 Problem and has not detected any significant issues relating to the Year 2000 Problem. However, the Company has not made a formal assessment of the computer programs used by government agencies or other first parties with which the company interacts, or an assessment of its own vulnerability to the failure of such programs to be free of the Year 2000 Problem. The Company does not have any formal contingency plans relating to the Year 2000 Problem.

     The Company believes that the most reasonably likely worst case scenario for the Company regarding the Year 2000 Problem is a failure of the DOE to adequately ensure payment of financial aid amounts. The 1998 Amendments require the DOE to take steps to ensure that the processing, delivery and administration of grant, loan and work assistance provided under the Title IV Programs are not interrupted because of the Year 2000 Problem. This legislation also authorizes the DOE to postpone certain HEA requirements to avoid overburdening institutions and disrupting the delivery of student financial assistance as a consequence of this problem. To date, we do not believe that the DOE has experienced any disruptions associated with the Year 2000 Problem, and our students have not experienced any delays in tuition payments as a result of the Year 2000 Problem. There can be no assurance, however, that assistance will not be interrupted or that any DOE requirements would be postponed so that there would be no material adverse effect on the Company's schools.


Item 3. Quantitative and Qualitative Disclosure About Market Risk

     The Company is exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of its investments. The Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The Company has debt with fixed annual rates of interest ranging from 6.25% to 9.0% totaling $3.7 million at February 29, 2000. The Company estimates that the fair value of each of its debt instruments approximated its market value on February 29, 2000.

     The Company is subject to fluctuations in the value of the Canadian dollar vis-a-vis the U.S. dollar. The fair value of the assets and liabilities of these operations approximated current market rates at February 29, 2000.

     From time to time, the Company invests excess cash in marketable securities. These investments principally consist of U.S. Treasury notes, corporate bonds, short-term commercial paper and money market accounts, the fair value of which approximated current market rates at February 29, 2000.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities and Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security-Holders

(a)     Our annual meeting of stockholders was held on January 28, 2000.

(b) Our stockholders voted as follows to elect seven directors to our board of directors:

       Directors                        For                            Against
       ---------                        ---                            -------
                              Class A          Class B          Class A         Class B
                          ---------------  ---------------  ---------------  -------------
Michael C. Markovitz            1,853,763        4,900,000            6,235              -
Harold J. O'Donnell             1,853,763        4,900,000            6,235              -
Theodore J. Herst               1,853,763        4,900,000            6,235              -
Karen M. Knab                   1,853,763        4,900,000            6,235              -
Michael W. Mercer               1,853,763        4,900,000            6,235              -
Kalman K. Shiner                1,853,763        4,900,000            6,235              -
Leslie M. Simmons               1,853,763        4,900,000            6,235              -

     All of the directors' terms expired as of the annual meeting and therefore all of the directors were up for re-election at the annual meeting.

(c) Our stockholders voted as follows to ratify the appointment of Arthur Andersen LLP as independent auditors of our financial statements for the year ended August 31, 2000:

             For                          Against                        Abstain
             ---                          -------                        -------
   Class A         Class B         Class A        Class B         Class A         Class B
--------------  --------------  -------------  -------------  ---------------  -------------
  1,854,779          4,900,000          2,934              -            2,285              -

Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits


   27.1  Financial Data Schedule

   (b)   Reports on Form 8-K:

         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARGOSY EDUCATION GROUP, INC.

April 14, 2000                               /s/  Charles T. Gradowski
                                             --------------------------
                                             Charles T. Gradowski
                                             Chief Financial Officer