Form 10-Q
period 2000-05-31
ARGOSY EDUCATION GROUP INC
filed 2000-07-14
CIK 1070042

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 2000
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

                                 YES X     NO

     At July 10, 2000 the registrant had 6,477,417 shares of common stock outstanding.

                         ARGOSY EDUCATION GROUP, INC.

                                     INDEX

Pescription                                                                                               Page No.
Part I.   Financial Information

Item 1.   Financial Statements

         Condensed Consolidated Balance Sheets...........................................................    3
         Condensed Consolidated Statements of Operations.................................................    4
         Condensed Consolidated Statements of Cash Flows.................................................    5
         Notes to Condensed Consolidated Financial Statements............................................    6

Item 2.   Management's Discussion and Analysis of Results of Operations and Financial Condition..........    9

Item 3.   Quantitative and Qualitative Disclosure About Market Risk......................................   14

Part II.  Other Information

Item 1.   Legal Proceedings..............................................................................   14

Item 2.   Changes in Securities and Use of Proceeds......................................................   14

Item 3.   Defaults Upon Senior Securities................................................................   14

Item 4.   Submission of Matters to a Vote of Security-Holders............................................   14

Item 5.   Other Information..............................................................................   14

Item 6.   Exhibits and Reports on Form 8-K...............................................................   14

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Amounts in thousands)
                                  (Unaudited)

                                                                              May 31, 2000           August 31, 1999
                                                                              ------------           ---------------
    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                   $     10,530           $         8,980
  Short-term investments                                                             7,406                     6,027
  Receivables, net                                                                   3,230                     1,593
  Prepaid expenses and other current assets                                            865                     1,324
                                                                              ------------           ---------------
         Total current assets                                                       22,031                    17,924
PROPERTY AND EQUIPMENT, net                                                          6,391                     5,617
NON-CURRENT INVESTMENTS                                                              1,085                     2,745
OTHER ASSETS                                                                         3,245                     1,234
INTANGIBLES, net                                                                     6,762                     6,799
                                                                              ------------           ---------------
         TOTAL ASSETS                                                         $     39,514           $        34,319
                                                                              ============           ===============

         LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                                        $        957           $           486
  Accounts payable                                                                   1,024                     1,109
  Accrued payroll and other related liabilities                                      1,043                       547
  Accrued expenses                                                                   1,073                       417
  Deferred revenue and student deposits                                              4,400                     2,548
                                                                              ------------           ---------------
         Total current liabilities                                                   8,497                     5,107
                                                                              ------------           ---------------

LONG-TERM DEBT, less current maturities                                              2,656                     2,998

DEFERRED RENT                                                                          717                       610

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Class A common stock - 30,000,000 shares authorized, $.01 par value,
   2,058,430 and 2,000,000 shares issued and outstanding
   at May 31, 2000 and August 31, 1999 respectively                                     21                        20
  Class B common stock - 10,000,000 shares authorized,
   $.01 par value, 4,900,000 shares issued and outstanding                              49                        49
  Additional paid-in capital                                                        25,128                    24,871
  Treasury Stock-at cost: 482,000 shares at May 31, 2000,
   none at August 31, 1999                                                          (2,131)                       --
  Accumulated other comprehensive income                                               697                       447
  Purchase price in excess of predecessor carryover                                   (720)                     (720)
  Retained earnings                                                                  4,600                       937
                                                                              ------------           ---------------
         Total stockholders' equity                                                 27,644                    25,604
                                                                              ------------           ---------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $     39,514           $        34,319
                                                                              ============           ===============

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                          Three Months Ended                  Nine Months Ended
                                                                       May 31,          May 31,           May 31,          May 31,
                                                                       -------          -------           -------          -------
                                                                         2000             1999              2000             1999
                                                                         ----             ----              ----             ----
Revenues:
   Tuition and fees, net                                               $ 12,007         $  9,887          $ 32,631         $ 26,586
   Other                                                                    689              808             2,255            2,529
                                                                       --------         --------          --------         --------
      Total revenues, net                                                12,696           10,695            34,886           29,115
                                                                       --------         --------          --------         --------

Operating expenses:
   Cost of education                                                      5,285            4,838            15,276           13,593
   Selling expenses                                                         900              307             2,733            1,086
   General and administrative expenses                                    3,702            2,607            11,025            8,103
   Related party general and administrative expense                          --               13                --              668
                                                                       --------         --------          --------         --------
      Total operating expenses                                            9,887            7,765            29,034           23,450
                                                                       --------         --------          --------         --------

   Income from operations                                                 2,809            2,930             5,852            5,665

Other income (expense):
   Interest income                                                          206              244               649              557
   Interest expense                                                         (79)            (181)             (221)            (504)
   Other income (expense)                                                   (15)              --               (64)              --
                                                                       --------         --------          --------         --------
      Total other income (expense), net                                     112               63               364               53
                                                                       --------         --------          --------         --------

Income before provision for income taxes                                  2,921            2,993             6,216            5,718

Income taxes:
   Income tax provision on C corporation income                           1,197            1,182             2,553            1,182

   Income tax provision on S corporation income                                                                                  62

   Deferred income taxes recorded in conjunction
    with termination of S corporation election                               --             (764)               --             (764)
                                                                       --------         --------          --------         --------
    Total income taxes                                                    1,197              418             2,553              480
                                                                       --------         --------          --------         --------
Net income                                                             $  1,724         $  2,575          $  3,663         $  5,238
                                                                       ========         ========          ========         ========
Net income per share:
   Basic and diluted                                                   $   0.27         $   0.38          $   0.56         $   0.95
                                                                       ========         ========          ========         ========

Weighted average shares outstanding:
   Basic                                                                  6,476            6,748             6,547            5,523
                                                                       ========         ========          ========         ========
   Diluted                                                                6,478            6,748             6,547            5,523
                                                                       ========         ========          ========         ========

                  ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                             Nine Months Ended
                                                                                                  May 31,
                                                                                         2000                1999
                                                                                         ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income                                                                     $   3,663          $   5,238
       Adjustments to reconcile net income to net cash
         provided by operating activities -
            Depreciation and amortization                                                 1,103                961
            Deferred taxes                                                                 (246)                --
            Issuance of stock performance grants                                            228                 --
            Changes in operating assets and liabilities                                   1,882              1,002
                                                                                      ---------          ---------
                Net cash provided by operating activities                                 6,630              7,201
                                                                                      ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment, net                                           (1,600)              (992)
       Business acquisition, net of cash                                                   (247)              (185)
       Sale (purchase) of investments, net                                                  560             (5,120)
                                                                                      ---------          ---------
                Net cash used in investing activities                                    (1,287)            (6,297)
                                                                                      ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Issuance of common stock                                                              --             26,040
       Offering costs                                                                        --             (1,184)
       Purchase of treasury stock                                                        (2,131)                --
       Borrowing of long-term debt                                                          480                150
       Payments of long-term debt                                                          (351)            (5,281)
       Advances (to)/from related party                                                  (1,769)                33
       Shareholder distribution                                                              --            (15,469)
       Repayment of shareholder note                                                         --              3,278
       Payments to former owners of acquired businesses                                      --               (272)
                                                                                      ---------          ---------
                Net cash (used in) provided by financing activities                      (3,771)             7,295
                                                                                      ---------          ---------
EFFECTIVE EXCHANGE RATE CHANGES ON CASH                                                     (22)               (23)
                                                                                      ---------          ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 1,550              8,176

CASH AND CASH EQUIVALENTS, beginning of period                                            8,980              2,712
                                                                                      ---------          ---------

CASH AND CASH EQUIVALENTS, end of period                                              $  10,530          $  10,888
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

     The accompanying condensed unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the financial condition and results of operations of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's report on Form 10K, as filed with the Securities and Exchange Commission. The results of operations for the nine months ended May 31, 2000 are not necessarily indicative of results that can be expected for the entire fiscal year.

     The condensed consolidated financial statements as of May 31, 2000 and the nine months ended May 31, 2000 and May 31, 1999 include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

     On March 8, 1999 the Company completed an initial public offering of 2,000,000 shares of Class A Common Stock (the "Offering"). Prior to the Offering, the Company had one class of common stock outstanding. In connection with the Offering, the Company's existing common stock underwent an approximate 2,941-for-one stock split which was then converted into 4,900,000 shares of Class B Common Stock. The Company also authorized 30,000,000 shares of Class A Common Stock and 5,000,000 shares of Preferred Stock. The effect of the stock split has been retroactively reflected for all periods presented in the accompanying consolidated financial statements. There was no Preferred Stock issued or outstanding as of May 31, 2000.

     On December 3, 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. The SAB outlines basic criteria that must be met before registrants may recognize revenue, including persuasive evidence of the existence of an arrangement, the delivery of products or services, a fixed and determinable sales price, and reasonable assurance of collection. SAB 101 is effective beginning the first fiscal quarter of the first fiscal year beginning after December 15, 1999. Prior to the release of SAB 101, our revenue recognition policy was in compliance with generally accepted accounting principles. Effective September 1, 2000, we will adopt a change in accounting principle to comply with the specific provisions and guidance of SAB 101. SAB 101 will require us to recognize revenue related to application, technology, and registration fees over the contract period. Through May 31, 2000, we have recognized application, technology and registration fees as revenue upon receipt. We have estimated the cumulative effect of this accounting change to be approximately $0.2 million as of May 31, 2000. The effect will be recorded in the first quarter of fiscal year 2001.

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

Note 3: Acquisitions

     On November 30, 1998, the Company acquired 100% of the outstanding stock of PrimeTech, which owns two Canadian schools that award non-degree certificates in network engineering and software programming. Prior to that acquisition the majority shareholder of the Company owned a one-third interest in PrimeTech. Under the acquisition agreement, the Company was required to pay the former owners, consisting of Dr. Markovitz and two operating managers, a total of $500,000 (Canadian Dollars) upon closing and is obligated to issue shares of the Company's common stock, the fair value of which is equal to 102% of PrimeTech's net income, as defined in such agreement, in each of PrimeTech's next three fiscal years. The Company has negotiated agreements with the two operating managers in lieu of future stock issuance as provided for in the acquisition agreement. The agreements specify an aggregate payout of approximately $150,000 (US Dollars) which was paid prior to May 31, 2000.

     In April 2000, the Washington School of Professional Psychology (WSPP) gained its regional accreditation from the North Central Association of Colleges and Schools (NCA) and officially became a regionally accredited campus. This was the final step in a purchase agreement for WSPP and resulted in a payment of approximately $100,000 to the former owner.

Note 4: Shareholders' Equity

     The Company adopted a repurchase program for the Company's Class A Common Stock of up to 500,000 shares. Shares of Class A Common Stock will be purchased by the Company from time to time through open market purchases and private purchase, as available. Under this program, the Company has repurchased 482,000 shares as of May 31, 2000 at a total cost of approximately $2,131,000.

Note 5: Related-Party Transactions

     As of September 1, 1999 the Company entered into an agreement to manage the John Marshall Law School of Atlanta, Georgia ("John Marshall"). The agreement is for 10 years and includes an option to purchase John Marshall. The right can be exercised at the Company's discretion. In addition, a line of credit of $600,000 was established between the Company and John Marshall. As of May 31, 2000, the Company advanced approximately $500,000 under the line of credit and approximately $1,769,000 to fund operations under the management agreement. The amounts are included in other assets.

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

                                                           Three Months Ended                        Nine Months Ended
                                                           ------------------                        -----------------
                                                     May 31, 2000       May 31, 1999          May 31, 2000      May 31, 1999
                                                     ------------       ------------          ------------      ------------
Net income                                            $   1,724          $   2,575             $   3,663         $   5,238

Other comprehensive income:
   Unrealized gain/(loss) on investments                   (170)                17                   280               (14)
   Foreign currency translation adjustment                   (9)                (4)                  (30)               (2)
                                                     -------------------------------          ------------------------------

Total other comprehensive income                           (179)                13                   250               (16)
                                                     -------------------------------          ------------------------------

Comprehensive income                                  $   1,545          $   2,588             $   3,913         $   5,222
                                                     ===============================           =============================

     For the period ended May 31, 2000 and May 31, 1999 Accumulated Other Comprehensive Income, net of tax, was approximately $418,000 and $7,000, respectively, and would have resulted in a reduction of Comprehensive Income.

Note 7: Segment Reporting

     The Company has two business segments: 1) Schools ("Schools") and 2) Test Preparation Materials and Workshops ("Test Preparation"). These segments are managed as separate strategic business units due to the distinct nature of their operations. The Schools Segment, which represents the operations of ASPP, U of S, MIA and PrimeTech, provides programs in psychology, education, business, allied health professions, network engineering and software programming. All operations of the Schools Segment are located in the United States with the exception of PrimeTech which is located in Canada. The Test Preparation Segment offers courses and materials for post-graduate psychology and counseling license examinations and is located in the United States.

     The following table presents financial data for the three and nine months ended May 31, 2000 and May 31, 1999 for these segments (dollars in thousands):

                                     Schools    Test Preparation    Consolidated
                                     -------    ----------------    ------------
       Three Months Ended
          May 31, 2000
          ------------
Revenue                              $11,776       $    920          $  12,696
Income from operations                 2,499            310              2,809
Net Income                             1,570            154              1,724
Total Assets                          35,712          3,802             39,514

       Three Months Ended
          May 31, 1999
          ------------
Revenue                              $ 9,644      $   1,051          $  10,695
Income from operations                 2,510            420              2,930
Net Income                             2,184            391              2,575
Total Assets                          32,836          4,045             36,881

        Nine Months Ended
          May 31, 2000
          ------------
Revenue                              $32,234      $   2,652          $  34,886
Income from operations                 5,073            779              5,852
Net Income                             3,244            419              3,663
Total Assets                          35,712          3,802             39,514

        Nine Months Ended
          May 31, 1999
          ------------
Revenue                              $26,279      $   2,836          $  29,115
Income from operations                 4,728            937              5,665
Net Income                             4,452            786              5,238
Total Assets                          32,836          4,045             36,881

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

Results of Operations

The following table summarizes the Company's operating results as a percentage of net revenue for the period indicated:

                                                                      Three Months Ended                   Nine Months Ended
                                                                   May 31,           May 31,           May 31,          May 31,
                                                                   -------           -------           -------          -------
                                                                     2000              1999              2000             1999
                                                                     ----              ----              ----             ----
Total revenues, net                                                        100%             100%              100%             100%

Operating expenses:
Cost of education                                                         41.6             45.2              43.8             46.7
Selling expenses                                                           7.1              2.9               7.8              3.7
General and administrative expenses                                       29.2             24.4              31.6             27.8
Related party general and administrative expense                            --              0.1                --              2.3
                                                                          ----             ----              ----             ----

Total operating expenses                                                  77.9             72.6              83.2             80.5
                                                                          ----             ----              ----             ----

Income from operations                                                    22.1             27.4              16.8             19.5

Total other income (expense), net                                          0.9              0.6               1.0              0.2
                                                                          ----             ----              ----             ----

Income before provision for income taxes                                  23.0             28.0              17.8             19.7

Provision for income taxes                                                 9.4              3.9               7.3              1.6
                                                                          ----             ----              ----             ----

Net income                                                                13.6%            24.1%             10.5%            18.1%
                                                                          ====             ====              ====             ====

Three Months Ended May 31, 2000 Compared to Three Months Ended May 31, 1999

     Net revenues increased 18.7% from $10.7 million in the third quarter of fiscal 1999 to $12.7 million in the third quarter of fiscal 2000, due to increased revenue at all schools, primarily ASPP. For all schools owned by the Company during fiscal 1999, the revenue increase is primarily due to internal growth, tuition increases and the addition of new campuses and new programs.

     Cost of education increased 9.2% from $4.8 million in the third quarter of fiscal 1999 to $5.3 million in the third quarter of fiscal 2000, due to additional teaching costs to meet the growth in the number of students attending the schools, and the development of new campuses and programs. As a percentage of net revenue, cost of education decreased from 45.2% in fiscal 1999 to 41.6% in fiscal 2000 due to efficiencies in the student services area.

     Selling expenses increased 193.2% from $0.3 million in the third quarter of fiscal 1999 to $0.9 million in the third quarter of fiscal 2000. As a percentage of revenue selling expenses increased from 2.9% to 7.1%, primarily due to the addition of recruiters in all of the Argosy schools. This is an integral part of our marketing strategy.

     General and administrative expenses increased 42.0% from $2.6 million in the third quarter of fiscal 1999 to $3.7 million in the third quarter of fiscal 2000 and, as a percentage of net revenue increased from 24.4% to 29.2% from quarter to quarter. The dollar increase is primarily due to additional expenses incurred as a public company, additional management payroll costs, additional costs of start up operations, and additional depreciation expense due to the continued investment in the Company's equipment and computer systems. In addition, charges totaling $0.2 million were recorded in relation to the final settlement of matters arising in connection with the purchase of MIM and a settlement of a minor dispute.

     Related party general and administrative expenses, which represents amounts paid to a company owned by the majority shareholder that provided management services for the Company and its schools, was $0.01 million in the third quarter of fiscal 1999. Upon consummation of the Offering, the relationship with the related company was terminated.

     The provision for income taxes increased from $0.4 million in the third quarter of fiscal 1999 to $1.2 million in the third quarter of fiscal 2000, due to the Company's change to a C Corporation on March 8, 1999. Upon the termination of its S Corporation status in the third quarter of 1999, the Company recorded a deferred income tax asset and corresponding reduction of income tax expense of $0.8 million.

     Net income decreased 33.0%, from $2.6 million in the third quarter of fiscal 1999 to $1.7 million in the third quarter of fiscal 2000 due to the reasons discussed above.

Nine Months Ended May 31, 2000 Compared to Nine Months Ended May 31, 1999

     Net revenues increased 19.8% from $29.1 million in the first nine months of fiscal 1999 to $34.9 million in the first nine months of fiscal 2000, primarily due to increased revenue at all schools owned in the first nine months of both fiscal 1999 and 2000. For schools owned by the Company during fiscal 1999, revenue increased by 21.1% primarily due to internal growth. Additional revenue was recognized from tuition increases and the addition of new campuses and new programs. Also, the fiscal 1999 totals include revenue from PrimeTech only for the six months following its acquisition as compared to nine months of revenues in fiscal 2000.

     Cost of education increased 12.4% from $13.6 million in the first nine months of fiscal 1999 to $15.3 million in the first nine months of fiscal 2000, due to additional teaching costs to meet the growth in the number of students attending the schools, the development of new campuses and programs and the acquisition of PrimeTech. As a percentage of net revenue, cost of education decreased from 46.7% in fiscal 1999 to 43.8% in fiscal 2000 due to efficiencies in the student services area.

     Selling expenses increased 151.7% from $1.1 million in the first nine months of fiscal 1999 to $2.7 million in the first nine months of fiscal 2000. As a percentage of revenue, selling expenses increased from 3.7% to 7.8% due to the addition of recruiters in all of the Argosy schools. This is an integral part of our marketing strategy. In addition, the acquisition of PrimeTech requires more costly advertising media than the other Argosy companies.

     General and administrative expenses increased 36.1% from $8.1 million in the first nine months of fiscal 1999 to $11.0 million in the first nine months of fiscal 2000 and, as a percentage of net revenue increased from 27.8% to 31.6%. The increase is primarily due to additional management payroll costs, additional expenses incurred as a public company, additional costs of start up operations, and additional depreciation expense due to the continued investment in the Company's equipment and computer systems. In addition, charges totaling $0.2 million were recorded in relation to the final settlement of matters arising in connection with the purchase of MIM and a settlement of a minor dispute.

     Related party general and administrative expenses, which represents amounts paid to a company owned by the majority shareholder that provided management services for the Company and its schools, was $0.7 million in the first nine months of fiscal 1999. Upon consummation of the Offering, the relationship with the related company was terminated.

     The provision for income taxes increased from $0.5 million in the first nine months of fiscal 1999 to $2.6 million in the first nine months of fiscal 2000, due to the Company's change to a C Corporation on March 8, 1999. Upon the termination of its S Corporation status in the third quarter of 1999, the Company recorded a deferred income tax asset and corresponding reduction of income tax expense of $0.8 million. In addition, there was a negligible tax charge for the first half of fiscal 1999 while the Company was an S Corporation.

     Net income decreased 30.1%, from $5.2 million in the first nine months of fiscal 1999 to $3.7 million in the first nine months of fiscal 2000 due to the reasons discussed above.

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

Liquidity and Capital Resources

     Since its formation, the Company has financed its operating activities primarily through cash generated from operations. Acquisitions have been financed primarily through debt instruments. Net cash provided by operating activities decreased from $7.2 million in the nine months ended May 31, 1999 to $6.6 million in the nine months ended May 31, 2000. The Company had $13.5 million of working capital as of

May 31, 2000 compared to $12.8 million of working capital as of August 31, 1999. Advances made to John Marshall during the nine months ended May 31, 2000 were approximately $1.8 million.

     Capital expenditures increased from $1.0 million in the nine months ended May 31, 1999 to $1.6 million in the same period in 2000. The increase was due to the investment in continued upgrading of school equipment and facilities, the enhanced capabilities of the Company's computer system, and the investment in the start up of an internet campus. Capital expenditures are expected to continue to increase as the student population increases and the Company continues to upgrade and expand current facilities and equipment. The Company has no other commitments for material capital expenditures.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     The Company is exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of its investments. The Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The Company has debt with fixed annual rates of interest ranging from 6.25% to 9.0% totaling $3.2 million at May 31, 2000. In addition, at May 31, 2000, the Company has debt in the amount of $0.4 million with interest at the higher of the Federal Funds Rate plus 0.5% or the lender's rate of interest. The Company estimates that the fair value of each of its debt instruments approximated its market value on May 31, 2000.

     The Company is subject to fluctuations in the value of the Canadian dollar vis-a-vis the U.S. dollar. The fair value of the assets and liabilities of these operations approximated current market rates at May 31, 2000.

     From time to time, the Company invests excess cash in marketable securities. These investments principally consist of U.S. Treasury notes, corporate bonds, short-term commercial paper and money market accounts, the fair value of which approximated current market rates at May 31, 2000.

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

ARGOSY EDUCATION GROUP, INC.

July 14, 2000                               /s/  Charles T. Gradowski
                                            ------------------------------------
                                            Charles T. Gradowski
                                            Chief Financial Officer