Form 10-K
period 2000-08-31
ARGOSY EDUCATION GROUP INC
filed 2000-11-29
CIK 1070042

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------

                                    FORM 10-K
                                    ---------

                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 2000

                        Commission file number 000-29820

                          ARGOSY EDUCATION GROUP, INC.
             (Exact name of registrant as specified in its charter)

                 Illinois                             36-2855674
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)               Identification No.)


     Two First National Plaza, 20 South Clark Street, Suite 2800, Chicago,
                                Illinois 60603

(Former Address: Two First National Plaza, 20 South Clark Street, 3rd Floor,
                           Chicago, Illinois 60603)
                    (Address of principal executive offices)
                    ----------------------------------------


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

                                 YES   X   NO ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the $5.94 per share closing sale price of the registrant's Common Stock on November 21, 2000, was approximately $9,376,848. For purposes of this calculation, the Registrant's directors and executive officers have been assumed to be affiliates.

     The number of shares outstanding of the registrant's Class A and Class B Common Stock, par value $.01, as of November 21, 2000 was 6,478,594.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of our Notice of Annual Meeting and Proxy Statement for our Annual Meeting of Stockholders, is scheduled to be held on January 26, 2001, are incorporated by reference into Part III of this Report.

                          ARGOSY EDUCATION GROUP, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                             Page
PART I
     ITEM 1.        BUSINESS................................................................................     3
     ITEM 2.        PROPERTIES..............................................................................    24
     ITEM 3.        LEGAL PROCEEDINGS.......................................................................    25
     ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................    25

PART II
     ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...................    25
     ITEM 6.        SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA.........................................    27
     ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...    28
     ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................    35
     ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................    36
     ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....    36

PART III
     ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................................    36
     ITEM 11.       EXECUTIVE COMPENSATION..................................................................    36
     ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................    36
     ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................    36

PART IV
     ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K........................    37

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

                                     PART I

ITEM 1. BUSINESS

General Overview

     The Company is the nation's largest for-profit provider of doctoral level programs. The Company's mission is to provide academically-oriented, practitioner-focused education in fields with numerous employment opportunities and strong student demand. In addition to doctoral and masters degrees in psychology, education and business, the Company also awards bachelor's degrees in business, associate degrees in allied health professions and diplomas in information technology. For the 1999-2000 school year, approximately 59% of the Company's students were enrolled in doctoral programs. In 1999, the Company graduated approximately 225 clinical psychology doctoral students out of approximately 4,000 psychology doctoral degrees conferred nationwide. The Company operates 17 campuses in nine states and the Province of Ontario, Canada, and had a total of approximately 5,400 students, representing 50 states and 20 foreign countries, enrolled for the 1999-2000 school year.

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

     The Company operates the following schools:

     . American Schools of Professional Psychology (" ASPP") grants doctoral and master's degrees in clinical psychology and related disciplines at ten campuses located in Illinois (2), Minnesota, Georgia, Virginia, Hawaii, Arizona, Florida, California and Washington. ASPP is accredited by the North Central Association of Colleges and Schools ("NCA"), and six of its campuses are accredited by the American Psychological Association ("APA").

     . University of Sarasota ("U of S") grants doctoral, master's and bachelor's degrees at three campuses located in Sarasota, Florida, Tampa, Florida and Orange, California. U of S is accredited by the Southern Association of Colleges and Schools ("SACS").

     . Medical Institute of Minnesota ("MIM") grants associate degrees at one campus in Minneapolis, Minnesota. MIM is institutionally accredited by the Accrediting Bureau of Health Education Schools ("ABHES"), and additionally holds individual programmatic accreditation appropriate to each degree program offered.

     . PrimeTech Institute (PrimeTech") awards diplomas at three campuses in Ontario, Canada.

     In addition, Ventura publishes materials and holds workshops in select cities across the United States to prepare individuals to take various national and state administered oral and written health care licensure examinations in psychology and other mental health disciplines.

     As of September 1, 1999 the Company entered into a long term agreement to manage the John Marshall Law School of Atlanta, Georgia ("John Marshall"). The agreement includes a 10-year option to purchase John Marshall. The right can be exercised at the Company's discretion. Throughout its 67-year history, John Marshall has operated with the approval of the Georgia Supreme Court but without American Bar Association accreditation. In 1987, however, the court mandated that John Marshall must earn ABA accreditation prior to 2003 or close. Because of the Company's demonstrated expertise in working with accrediting bodies, the Company was chosen to manage John Marshall on a contractual basis.

     The following table sets forth certain additional information regarding the Company's schools and their various campuses:

                                                                             Year       Date
          School and Campus Locations                                       Opened    Acquired      Accreditation
   ----------------------------------------------------------------         ------    --------      -------------
American Schools of Professional
   Psychology                                                                                            NCA
Illinois School of Professional
   Psychology/Chicago.........................  Chicago, IL                  1976        --              APA
Illinois School of Professional
   Psychology/Chicago Northwest...............  Rolling Meadows, IL          1979     March 1994         APA
Minnesota School of Professional
   Psychology.................................  Minneapolis, MN              1987        --              APA
Georgia School of Professional Psychology.....  Atlanta, GA                  1990        --              APA
American School of Professional
   Psychology/Virginia........................  Arlington, VA                1994        --              APA
American School of Professional
   Psychology/Hawaii..........................  Honolulu, HI                 1979     March 1994         APA
Arizona School of Professional Psychology.....  Phoenix, AZ                  1997        --
Florida School of Professional Psychology
   (1)........................................  Tampa, FL                    1995     Sept. 1998
American School of Professional
   Psychology/San Francisco Bay Area..........  Point Richmond, CA           1998     Sept. 1998
Washington School of Professional
   Psychology.................................  Seattle, WA                  1997     Sept. 1999

University of Sarasota                                                                                  SACS
University of Sarasota/Honore.................  Sarasota, FL                 1969     March 1992
University of Sarasota/Tampa..................  Tampa, FL                    1997        --
University of Sarasota/California.............  Orange, CA                   1999        --

Medical Institute of Minnesota................  Minneapolis, MN              1961     Feb. 1998        ABHES

PrimeTech Institute
PrimeTech Institute/North York................  North York, Ontario          1989     Nov. 1998
PrimeTech Institute/City Campus...............  Toronto, Ontario             1995     Nov. 1998
PrimeTech Institute/Scarborough...............  Scarborough, Ontario         1999        --

(1)  Historically operated as a unit of the University of Sarasota.

     In February, 2000, MIM was granted candidate status for accreditation by NCA MIM will continue its efforts towards full accredidation which can take at least one or two years. In addition, the Florida School of Professional Psychology will host the APA on a site visit which is a preliminary step to potentially full accreditation.

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

     The NCES estimates that by the year 2009 the number of students enrolled in higher education institutions will increase from current estimated levels by more than 1.5 million, to over 16 million students. The Company believes that a significant portion of this growth in the postsecondary education market will result from an increase in the number of new high school graduates, an increase in the number of college graduates attending postgraduate institutions and the increased enrollment by working adults in postsecondary and postgraduate institutions. According to the NCES, the number of new high school graduates per year is expected to increase by approximately 24%, from 2.5 million graduates in 1994 to 3.1 million graduates in 2004. Over the same period, the number of college graduates attending postgraduate institutions is expected to increase by approximately 100,000 students. The NCES estimates that, over the next several years, initial enrollments in postsecondary education institutions by working adults will increase more rapidly than initial enrollments of recent high school graduates.

     The postsecondary education industry generally is expected to benefit from the public's increased recognition of the value of a postsecondary education. According to the NCES, the percentage of recent high school graduates who continued their education after graduation increased from approximately 53% in 1983 to approximately 65% in 1996. The percentage of college graduates continuing to postgraduate institutions remained relatively constant, at 11%, over the same period. The Company believes that students pursue higher education for a variety of reasons, including the increased prestige associated with academic credentials, career change and development, intellectual curiosity and the income premium associated with higher education. According to Census Bureau data, in 1997 the income premiums over comparable workers with high school diplomas for associate, bachelor's, master's and doctoral degree holders were 26%, 57%, 103% and 175%, respectively.

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

     The Argosy University Concept. The Company is instituting the Argosy University restructuring initiative. Under this plan, all Argosy Education Group, Inc. schools will ultimately be represented under the single banner, Argosy University. Among the strategic advantages identified are the following:

        . Economies of scale - Operating as one entity will allow efficiencies in facilities, student recruitment, marketing, advertising and other communications, information technology, student financial aid and a host of other administrative functions.

        . Clearer investor identity - Communicating one brand consistently to all audiences will raise awareness and create greater understanding among current and prospective investors about the inherent value of the Argosy franchise.

        . Simplified accrediting and regulatory relationships - Argosy University and all its campuses will be accredited by the North Central Association of Schools and Colleges. Today, our campuses hold accreditation from three regional accrediting bodies, each with their own unique requirements. Managing state and federal regulatory affairs also will become less burdensome.

        . Streamlined corporate governance - Under the Argosy University structure, the need for school-specific boards eventually will be eliminated.

     Such an endeavor represents a major undertaking that will require the focus and dedication of all management disciplines. Each campus will continue to offer its current curricular programs, and over time will add additional programs in Argosy's core disciplines of psychology, education, information technology, healthcare and law. This approach will ultimately lead to a nationwide network of full-service Argosy university campuses offering both graduate and undergraduate degree programs. To move the process forward, integration teams were established to address nine key operational areas: academic departments and faculty, financial aid, institutional effectiveness, library services, marketing, policy integration, recruiting, student services, and Web services and technology. Team members include representatives from the central office staff as well as campus deans and faculty members Accordingly, this inititative is scheduled for initial phased implementation during the fiscal year starting Spetember 1, 2001.

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

     Expanding Program Offerings. The Company regularly engages in the development of new, and the expansion of existing, curricular offerings at the doctoral, master's, bachelor's, associate and certificate levels. Of the 18 degree-granting programs currently offered by the Company, five have been introduced since 1995. In 1999 the Company began offering courses in its new sports psychology program. In 2000, the Company initiated master's of arts ("MA") in forensic psychology and a specialist degree in professional counseling. The Company believes that there are significant opportunities to develop additional new programs, such as its new program in pastoral counseling at U of S and its proposed programs in dental hygienics and radiation therapy at MIM. Once new programs have proven successful at one school, the Company seeks to expand them to its other schools which offer related programs. For example, ASPP currently offers an MA degree in counseling at six of its campuses and is in the process of making this program available at the remaining ASPP campuses.

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

     Adding New Campuses. The Company seeks to expand its presence into new geographic locations. Nine of the Company's 17 campuses were developed by the Company internally. The Company regularly evaluates new locations for developing additional campuses and believes that significant opportunities exist for doing so. Accordingly, the Company plans on adding two ASPP campuses during the next fiscal year. Of the 21 metropolitan areas in the United States with a population in excess of two million persons, nine do not have a graduate school of professional psychology that awards the PsyD degree.

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

     The Company announced on November 16, 2000, that it has entered into an agreement to purchase Western State University College of Law, in Fullerton, California ("Western State") for approximately $13 million less certain deductions as provided for in the Agreement. The proposed transaction is subject to approval by accrediting and regulatory entities, including the Western Association of Schools and Colleges, the American Bar Association and the U.S. Department of Education. Western State has an enrollment of 501 students in both full and part-time programs. Since its founding in 1966, the school has graduated more than 10,000 students. Approximately 25 percent of the lawyers practicing in Orange County and 15 percent of those practicing in the Inland Empire and the Long Beach area are Western State University graduates. The college is accredited by the Western Association of Schools and Colleges and provisionally approved by the American Bar Association. Western State will continue to operate under its current name and management following closing of the purchase, which is anticipated in the first quarter of 2001.

Programs of Study

     ASPP. ASPP grants postgraduate level degrees in a variety of specialties within the field of clinical psychology. The Company offers a doctorate in clinical psychology, master's of arts degrees in clinical psychology and professional counseling and a master's of science degree in health services administration. ASPP also offers a postdoctoral program in clinical psychopharmacology. Approximately 70% of ASPP's students are enrolled in the PsyD program in various specialties and, of the students enrolled in the clinical MA program, historically more than 60% continue in the PsyD program.

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

     ASPP's academic programs are highly respected in the field. Since its inception in 1976, ASPP has graduated over 2,800 students. While its focus is on practice rather than research, its graduates also include PsyDs who now serve as tenured faculty members at Harvard University and Northwestern University.

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

     The EdD, MAEd and EdS programs are offered to professional educators from across the U.S. The programs consist of an innovative combination of distance learning and personal interaction, allowing students to complete a significant percentage of the preparatory work for each course at home in advance of an intensive in-person instructional period, typically scheduled during breaks in the academic year. The Company believes that an important aspect of the learning experience is the student's interaction with faculty and other students. The EdD is a three year program, and the MAEdand EdS are two year programs.

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

     The general reputation of the Company's schools and referrals from current students, alumni and employers are the largest sources of new students. The Company believes that the majority of ASPP's students for the 1999 fiscal year were enrolled through referrals from current and former students as well as employees and others who have worked with ASPP's graduates. The Company also employs marketing tools such as its web sites and creates publications and other promotional materials for the Company's schools, participates in school fairs and uses other traditional recruitment techniques common to undergraduate and postgraduate institutions. The goal of the Company's recruitment efforts is to increase awareness of the Company's schools among potential applicants in a cost-effective and dignified manner.

     ASPP and U of S operate in a different marketing environment than MIM and PrimeTech. ASPP and U of S seek to appeal to academically-oriented students, students who might otherwise elect to attend a state-sponsored or private university and who expect to see recruitment efforts and materials consistent with such universities, such as course catalogs and participation in student fairs. MIM and PrimeTech seek to appeal to students who are strictly seeking career-enhancing education and students who may not have college or university experience. These students typically respond to more traditional commercial marketing efforts. Ventura markets its programs directly to graduates of postgraduate psychology schools that have registered to take postgraduate licensure exams.

     The following table sets forth certain statistics regarding the student body at each of the Company's schools for the 1999-2000 academic year:

                                                    Number of Average
                                                    --------- -------
                   School                           Students    Age    % Postgraduate
    --------------------------------------          --------    ---    --------------
    American Schools of Professional Psychology....   2,350      32         100%

    University of Sarasota.........................   2,096      41          98%

    Medical Institute of Minnesota.................     626      26           0%

    PrimeTech Institute............................     272      30           0%

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

Retention

     The Company recognizes that the ability to retain students until graduation is an important indicator of the success of its schools and of its students. As with other postsecondary institutions, students at the Company's schools may fail to finish their programs for a variety of personal, financial or academic reasons. While ASPP doctoral students have seven years to complete their studies, students generally complete the program in approximately five and one-half years. Over 62% of the members of ASPP's 1993 entering doctoral class graduated in 1998, and historically approximately 70% of ASPP's students ultimately complete their degree. U of S, MIM and PrimeTech have historically had completion rates similar to those of ASPP, although MIM and PrimeTech have substantially shorter programs. The Company believes MIM's and PrimeTech's completion rates are higher than those of many other associate degree and diploma programs. To reduce the risk of student withdrawals, the Company counsels students early in the application process to gauge their commitment to completing their chosen course of study.

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

Tuition and Fees

     The Company's schools invoice students for tuition and other institutional charges by the term of instruction. Each school's refund policies meet the requirements of the DOE and such school's state and accrediting agencies. Generally, if a student ceases attendance during the first 60% of any term for which he or she received Title IV Program funds, the applicable school will refund institutional charges based on the number of days remaining in that term. After a student has attended 60% of that term, the school generally is allowed to retain 100% of the institutional charges.

     The Company has historically implemented tuition increases each year at or above the rate of inflation. Average tuition increases at the Company's schools for fiscal 1998, 1999 and 2000 were 5.1%, 5.2% and 5.1%, respectively.

     The following table sets forth the average total tuition to complete a degree at each of the Company's schools, based on tuition rates for the 1999-2000 academic year:

                                                           Average Total  Length of
                                                           -------------  ---------
                      School                                  Tuition      program
   -----------------------------------------------            -------      -------
   American Schools of Professional Psychology

        PsyD.............................................     $55,320      4 years

        MA (Clinical)....................................      26,280      2 years

        MA (Counseling)..................................      20,060      2 years


   University of Sarasota

        DBA, EdD.........................................     $22,260      3 years

        MAEd.............................................      14,470      2 years

        EdS..............................................      11,130      2 years

        MBA..............................................      10,110      2 years

        MA...............................................      17,810      2 years

        BSBA.............................................      14,820      2 years


   Medical Institute of Minnesota
        Veterinary Technician, Radiologic Technologist,
           Medical Lab Technician, Diagnostic Medical
           Sonographer...................................     $22,820     18 months

        Histotechnician, Medical Assistant...............      20,870     18 months

   PrimeTech Institute (Canadian $)
        Software Programming Engineer....................     $14,700     18 months

        Software Programmer..............................      11,900     13 months

        PC/LAN...........................................       7,000     12 months

        Internet Service/Support Engineer................       6,150     12 months

        Legal Secretary..................................       5,800     12 months

        LAN Professional, Paralegal......................       5,500     12 months

        Microcomputer Business Application
           Administration................................       4,300     12 months

        Desktop Publishing Specialist....................       3,950     12 months

        Accounting Assistant.............................       3,500     12 months

Graduate Employment

     The Company believes that employment of its graduates in occupations related to their fields of study is critical to the ability of its schools to continue to recruit students successfully. Based on information received from graduating students and employers, the Company believes that students graduating from the Company's schools enjoy considerable professional success. ASPP's graduating class for the 1998-1999 school year, for example, reported a 93% employment rate in their area of study within six months after graduation. U of S's education students are primarily working professional educators, and thus by definition, have a significant graduate employment rate. The success of their educational experience is measured by continued and accelerated success in their field. MIM and PrimeTech each provide academic programs specifically tailored to a student's career goals. MIM's and PrimeTech's graduating classes for the 1998-1999 school year reported employment rates in their relevant fields of study within six months of graduation of 85% and 75%, respectively.

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

     The following table sets forth certain information regarding the faculty at each of the Company's schools as of August 31, 2000:

                                              Adjunct
             School                 Faculty   Faculty(1)   Highest Degree of Full-Time Faculty
---------------------------------   -------   ----------   -----------------------------------
American Schools of
  Professional Psychology........      95         89       100% Doctoral (PhD or PsyD)

University of Sarasota...........      32         32       97% Doctoral, 3% Master's

Medical Institute of Minnesota...      25         33       9% Doctoral, 14% Master's,
                                                           35% Bachelor's, 10% Associate,
                                                           32% Certificate

PrimeTech Institute..............      15         31       12% Doctoral, 38% Master's,
                                                           50% Bachelor's

(1) Represents faculty members teaching at least one class during the 1999-2000 academic year.

Governance of the Company's Schools

     Each ASPP campus is managed locally by a Dean who reports either to a regional Vice President (Joseph Bascuas, PhD and Cynthia Baum, PhD) or directly to the Argosy Chief Operating Officer (Jim Otten, PhD). U of S is headed by a Provost (Bill Pepicello, PhD) who reports to the Board of U of S. Both PrimeTech and MIM are headed by Unit Presidents (Roy Rintoul and Scott Tjaden,PhD, respectively) each of whom reports to his respective board of directors. Each of these Provosts and Unit Presidents also consult with the President of the Company (Jim Otten). Scott Ables, General Manager of Ventura, also reports to the President of the Company.

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

    PrimeTech operates in the Province of Ontario, Canada where a number of competing programs exist, both in the public and private sectors, which offer a broad spectrum of content and pricing.

Employees

     As of August 31, 2000, the Company employed 355 persons. Of this number, 38 were employed in the Company's corporate headquarters, 167 were full-time or permanent part-time faculty members and 150 were working as administrative or support staff deployed at the various Company locations. None of the Company's employees are unionized. The Company believes its relations with its employees are generally good.

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

     Pursuant to provisions of the HEA, the DOE relies in part on accrediting agencies to determine whether an institution and its educational programs qualify to participate in the Title IV Programs. The HEA specifies certain standards that all recognized accrediting agencies must adopt in connection with their review of postsecondary institutions. Accrediting agencies that meet the DOE standards are recognized as reliable arbiters of educational quality. The HEA requires each recognized accrediting agency to submit to a periodic review of its procedures and practices by the DOE as a condition of its continued recognition.

     All of the Company's U.S. campuses are accredited by an accrediting agency recognized by the DOE. These accrediting agencies are the North Central Association of Colleges and Schools ("NCA"), the Southern Association of Colleges and Schools ("SACS"), the Accrediting Bureau of Health Education Schools/Programs ("ABHES") and the American Psychological Association ("APA"). NCA, SACS and ABHES are institutional accrediting bodies which accredit the entire institution. The APA is a programmatic accrediting body which does not accredit the entire institution, but only specific programs offered by the institution. ASPP is institutionally accredited by NCA to offer both doctoral and master's degrees at all of its campuses. ASPP's Chicago, Minneapolis, Atlanta, Hawaii, Rolling Meadows and Virginia campuses also have programmatic accreditation by the APA for the PsyD degree. Currently, ASPP's Florida campus is hosting the APA on a site visit which is a preliminary step to potentially full accreditation. Although APA accreditation is not currently required, failure to obtain such accreditation could adversely affect state authorization of this campus in future periods or the ability of graduates of this campus to obtain state licenses to practice. U of S is institutionally accredited by SACS to award doctoral, master's and bachelor's degrees in business, doctoral and master's degrees in education and doctoral and master's degrees in psychology. MIM is institutionally accredited by ABHES, a nationally recognized accreditor of allied health care institutions, and additionally holds individual programmatic accreditation appropriate to each degree program offered. MIM has been granted the status as a a candidate for accreditation by the NCA. MIM will continue its efforts towards full accreditation which normally takes at least one to two years. PrimeTech is approved as a private vocational school in the Province of Ontario, Canada, to award diplomas upon successful completion of the following main programs: network engineering, internet engineering, software programming and paralegal studies.

     Each of the institutional accrediting agencies that accredits the Company's campuses has standards pertaining to areas such as curricula, institutional objectives, long-range planning, faculty, administration, admissions, record-keeping, library resources, facilities, finances and student refunds, among others. Certain institutional substantive changes, including changes of ownership and the addition of new facilities and programs may require review and approval from accrediting agencies. Institutions which apply for accreditation typically receive a visiting team which reviews the institution's compliance with these standards. Based on the team's report and the institution's response, the accrediting agency grants or denies accreditation. The accrediting agencies which accredit the institution's campuses assess annual fees and require that institutions pay for the costs associated with team visits and other substantive reviews of the institution resulting from changes to the institution or its curricula. The Company believes that it incurred costs of approximately $69,000 in fiscal 2000 directly related to accreditation.

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

Student Financial Assistance

     Students attending the Company's schools finance their education through a combination of individual resources (including earnings from full or part-time employment), government-sponsored financial aid and other sources, including family contributions and scholarships provided by the Company. The Company estimates that over 60% of the students at its U.S. schools receive some government-sponsored (federal or state) financial aid. For fiscal 2000, approximately 55% of the Company's net tuition revenue (on a cash basis) was derived from some form of such government-sponsored financial aid received by the students enrolled in its schools. In addition, approximately 65% of the students attending PrimeTech receive Canadian government-sponsored financial aid.

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

     On October 1, 1998, legislation was enacted which reauthorized the student financial assistance programs of the HEA. The 1998 Amendments continued many of the then-current requirements for student and institutional participation in the Title IV Programs. The 1998 Amendments also changed or modified some requirements. These changes and modifications included increasing the percentage of its revenues that an institution may derive from Title IV funds from 85% to 90% and revising the requirements pertaining to the manner in which institutions must calculate refunds to students. The 1998 Amendments also prohibit institutions that are ineligible for participation in Title IV loan programs due to student default rates in excess of applicable thresholds from participating in the Pell Grant program. Other changes expanded participating institutions' ability to appeal loss of eligibility owing to such default rates. The 1998 Amendments permit an institution to avoid the interruption of eligibility for the Title IV Programs upon a change of ownership which results in a change of control by submitting a materially complete application for recertification of eligibility within 10 business days of such a change of ownership. Regulations concerning a school's calculation of refunds to students took effect in October 2000, and regulations to implement the remaining portions of the 1998 Amendments are scheduled to become effective on July 1, 2001. The Company does not believe that the 1998 Amendments will adversely or materially affect its business operations. None of the Company's institutions derives more than 80% of its revenue from Title IV funds and no institution has student loan default rates in excess of current thresholds. The Company also believes that its current refund policy satisfies the new refund requirements.

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

     Pell. Pell grants are the primary component of the Title IV Programs under which the DOE makes grants to students who demonstrate financial need. Every eligible student is entitled to receive a Pell grant; there is no institutional allocation or limit, although there is a limit for each eligible student, depending on need. For the 1999 federal fiscal year, the maximum individual Pell grant was $3,125. For the 2000, federal fiscal year, the maximum Pell grant increased to $3,300, and no determination has been made, as yet, for the 2001 federal fiscal year.

     FSEOG. FSEOG awards are designed to supplement Pell grants for the neediest students. FSEOG grants generally range in amount from $100 to $4,000 per year; however, the availability of FSEOG awards is limited by the amount of funds allocated to an institution under a formula that takes into account the size of the institution, its costs and the income levels of its students. The Company is required to make a 25% matching contribution for all FSEOG program funds disbursed. Resources for this institutional contribution may include institutional grants, scholarships and other eligible funds (i.e., funds from foundations and other charitable organizations) and, in certain states, portions of state scholarships and grants. At this time, MIM and U of S participates in the FSEOG program.

     FFEL. The FFEL program consists of two types of loans, Stafford loans, which are made available to students, and PLUS loans, which are made available to parents of students classified as dependents. Under the Stafford loan program, a student may borrow up to $2,625 for the first academic year, $3,500 for the second academic year and, in some educational programs, $5,500 for each of the third and fourth academic years. Graduate and professional students may borrow up to $8,500 per academic year. Students with financial need may qualify for interest subsidies while in school and during grace periods. Students who are classified as independent can increase their borrowing limits and receive additional unsubsidized Stafford loans. Such students can obtain up to an additional $4,000 for each of the first and second academic years and, depending upon the educational program, an additional $5,000 for each of the third and fourth academic years. Graduate and professional students may borrow up to an additional $10,000 per academic year. The obligation to begin repaying Stafford loans does not commence until six months after a student ceases to be enrolled on at least a half-time basis. Amounts received by students in the Company's institutions under the Stafford program in fiscal 2000 equaled approximately 55% of the Company's net tuition revenue (on a cash basis). Under the PLUS loan program, the parents of a dependent student may obtain a loan in an amount not to exceed the difference between the total cost of that student's education (including allowable expenses) and other aid to which that student is entitled. At this time, of the Company's institutions, only MIM participates in the PLUS program.

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

     Perkins. Eligible undergraduate students may borrow up to $4,000 under the Perkins loan program during each academic year, with an aggregate maximum of $20,000, at a 5% interest rate and with repayment delayed until nine months after the borrower ceases to be enrolled on at least a half-time basis. Perkins loans are made available to those students who demonstrate the greatest financial need. Perkins loans are made from a revolving account, 75% of which was initially capitalized by the DOE. Subsequent federal capital contributions, with an institutional match in the same proportion, may be received if an institution meets certain requirements. Each institution collects payments on Perkins loans from its former students and loans those funds to currently enrolled students. Collection and disbursement of Perkins loans is the responsibility of each participating institution. During the 1999-2000 award year, the Company collected approximately $56,100 from its former students in repayment of Perkins loans. In the 1999-2000 award year, the Company's required matching contribution was approximately $5,600. The Perkins loans disbursed to students in the Company's institutions in the 1999-2000 award year represented less than 1% of the Company's net U.S. tuition revenue.

     FWS. Under the FWS program, federal funds are made available to pay up to 75% of the cost of part-time employment of eligible students, based on their financial need, to perform work for the institution or for off-campus public or non-profit organizations. During the 1999-2000 award year, the Company's institutions and other organizations provided matching contributions totaling approximately $70,000. At least 5% of an institution's FWS allocation must be used to fund student employment in community service positions. FWS earnings are not restricted to tuition and fees. However, in the 1999-2000 award year, the federal share of FWS earnings represented less than 1% of the Company's net U.S. tuition revenue.

Federal Oversight of the Title IV Programs

     The substantial amount of federal funds disbursed through the Title IV Programs coupled with the large numbers of students and institutions participating in those programs have led to an increased level of DOE regulatory oversight of institutions. If an institution's cohort default rate (the percentage of its students or former students who default on their student loans within approximately 18 months of being required to commence repayment) exceeds 25 percent for three consecutive federal fiscal years, the institution, with limited exceptions, becomes ineligible to participate in the Title IV Programs. Each institution which participates in the Title IV Programs must annually submit to the DOE an audit by an independent accounting firm of that institution's compliance with Title IV Program requirements, as well as audited financial statements. The DOE also conducts compliance reviews, which include on-site evaluations of several hundred institutions each year, and directs student loan guaranty agencies to conduct additional reviews relating to the FFEL programs. In addition, the Office of the Inspector General of the DOE conducts audits and investigations of institutions in certain circumstances. Under the HEA, accrediting agencies and state licensing agencies also have responsibilities for overseeing institutions' compliance with Title IV Program requirements. As a result, each participating institution, including each of the Company's institutions, is subject to frequent and detailed oversight and must comply with a complex framework of laws and regulations or risk being required to repay funds, to pay civil penalties, or be declared ineligible to participate in the Title IV Programs. In addition, because the HEA is subject to amendment by Congress, and because DOE periodically revises its regulations (e.g., in November 1997, the DOE published new regulations with respect to financial responsibility standards which took effect July 1, 1998) and may announce new or changed interpretation of existing laws and regulations, there can be no assurance that the legal requirements for participation in the Title IV Programs will remain the same in the future or that DOE will agree with the Company's current understanding of each Title IV Program requirement.

     Largely as a result of this increased oversight, the DOE has reported that over 1,000 institutions have either ceased to be eligible for or have voluntarily relinquished their participation in some or all of the Title IV Programs since October 1, 1992. This has reduced competition among institutions with respect to certain markets and educational programs.

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

     The DOE's published federal fiscal year 1998 cohort default rates for all proprietary institutions is 11.4% and for proprietary institutions offering 4 year degrees is 9.6%. For the last three years, none of the Company's institutions had a cohort default rate above 9%. The specific cohort default rate percentages for the Company's institutions are as follows:

            DOE fiscal year:    ASPP      U of S       MIM
            ----------------    ----      ------       ---
                        1996    2.7%       0.0%       8.6%
                        1997    2.2%       4.9%       7.0%
                        1998    0.8%       2.6%       6.8%


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

     The Company has applied these new regulations to its financial statements as of August 31, 2000, the end of the Company's most recently completed fiscal year, and has determined that the Company and each of its institutions satisfied the new standards as of that date.

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

     In addition, the HEA generally requires that proprietary institutions be fully operational for two years before applying to participate in the Title IV Programs. However, under the HEA and applicable regulations, an institution that is certified to participate in the Title IV Programs may establish an additional location and apply to participate in the Title IV Programs at that location without reference to the two-year requirement, if such additional location satisfies all other applicable eligibility requirements, including that the additional location be approved by the institution's accrediting agency and by the appropriate government licensing agency in the state where the additional location is located. The Company's expansion plans are based, in large part, on its ability to acquire schools that can be recertified and to open additional locations as part of its existing institutions. The Company believes that its ability to open additional locations as part of existing institutions is the most feasible means of expansion, because its existing institutions are currently certified as eligible to participate in Title IV Programs and students enrolled at the new additional locations will have more ready access to Title IV Program funds. In addition, pursuant to regulations scheduled to take effect July 1, 2000, institutions no longer will be required, under most circumstances, to obtain DOE approval of an additional location before disbursing Title IV Program funds to eligible students at those locations.

     Generally, if an institution eligible to participate in the Title IV Programs adds an educational program after it has been designated as an eligible institution, the institution must apply to the DOE to have the additional program designated as eligible. However, an institution is not obligated to obtain DOE approval of an additional program that leads to a professional, graduate, bachelor's or associate degree or which prepares students for gainful employment in the same or related recognized occupation as an educational program that has previously been designated as an eligible program at that institution and meets certain minimum length requirements. Furthermore, short-term educational programs, which generally consist of those programs that provide at least 300 but less than 600 clock hours of instruction, are eligible only for FFEL funding and only if they have been offered for a year and the institution can demonstrate, based on an attestation by an independent auditor, that 70% of all students who enroll in such programs complete them within a prescribed time and 70% of those students who graduate from such programs obtain employment in the recognized occupation for which they were trained within a prescribed time. In the event that an institution erroneously determines that an educational program is eligible for purposes of the Title IV Programs without the DOE's express approval, the institution would likely be liable for repayment of Title IV Program funds provided to students in that educational program. The Company does not believe that the DOE's regulations will create significant obstacles to its plans to add new programs because any new programs offered by its campuses will lead to professional, graduate, bachelor's or associate degrees or prepare students for gainful employment in the same or related recognized occupation as education programs which were previously offered by the Company's campuses.

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

     The "90/10 Rule" (formerly the "85/15 Rule"). Under a provision of the HEA commonly referred to as the "90/10 Rule," a proprietary institution, such as each of the Company's U.S. institutions, would cease being eligible to participate in the Title IV Programs if, on a cash accounting basis, more than 90% of its net revenues for the prior fiscal year was derived from the Title IV Programs. Prior to the 1998 Amendments to the HEA, the allowable portion of cash revenues derived from Title IV programs could not exceed 85%. Any institution that violates this rule immediately becomes ineligible to participate in the Title IV Programs and is unable to apply to regain its eligibility until the following fiscal year. The Company has calculated that, since this requirement took effect in 1995, none of the Company's U.S. institutions derived more than 80% of its net revenue (on a cash basis) from the Title IV Programs for any award year, and that for fiscal 2000 the range for the Company's U.S. institutions was from approximately 48% to approximately 59%. The Company regularly monitors compliance with this requirement in order to minimize the risk that any of its U.S. institutions would derive more than the maximum allowed percentage of its revenue from the Title IV Programs for any fiscal year. If an institution appeared likely to approach the maximum percentage threshold in any given fiscal year, the Company would evaluate the appropriateness of making changes in student funding and financing to ensure compliance with the Rule.

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

Canadian Regulation

     The Ontario Ministry of Education and Training ("OMET") provides financial assistance to eligible students through OSAP, which includes two main components, the CSL program and the Ontario Student Loans Program ("OSLP") program. To maintain its right to administer OSAP, an institution, such as the PrimeTech campuses in Toronto, must, among other things, be registered and in good standing under the PVSA and abide by the rules, regulations and administrative manuals of the CSL, OSLP and other OSAP-related programs. In order to attain initial eligibility, an institution must establish, among other things, that it has been in good standing under the PVSA for at least 12 months, that it has offered an eligible program for at least 12 months and that it has graduated at least one class in an eligible program that satisfies specific requirements with respect to class size and graduation rate. In addition, the institution must offer full-time programs at the postsecondary level, award a diploma or certificate upon successful completion of the program, have minimum admission requirements for entering students, require students to participate fully in their studies, monitor students' progress and maintain academic records, and advise OMET before taking any action that could result in its failing to meet OMET's requirements. When applying for initial eligibility an institution must also file with OMET a request for OSAP designation with a description of the procedures to be implemented to administer the OSAP financial aid office. During the first two years of initial eligibility, the institution must have its administration of OSAP independently audited, and full eligibility will not be granted unless these audits establish that the institution has properly administered OSAP. The institution can only administer CSL funds, and cannot administer OSLP funds, until it has gained full eligibility. Once an institution has gained OSAP eligibility, the institution must advise OMET before it takes any material action that may result in its failure or inability to meet any rules, regulations or requirements related to OSAP. All of the Company's Canadian campuses are fully eligible to administer CSL and OSLP Funds.

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

     Institutions participating in OSAP, such as the PrimeTech campuses in Ontario, cannot submit applications for loans to students enrolled in educational programs that have not been designated as OSAP-eligible by OMET. To be eligible, among other things, a program must be registered with the Private Vocational Schools Unit, must be of a certain minimum length and must lead to a diploma or certificate. Each of the PrimeTech educational programs has been designated OSAP eligible by OMET and the Company does not anticipate that these program approval requirements will create significant problems with respect to its plans to add new educational programs.

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

     As noted above, PrimeTech is subject to the PVSA. The Company may not operate a private vocational school in the province of Ontario unless such school is registered under the PVSA. Upon payment of the prescribed fee and satisfaction of the conditions prescribed by the regulations under the PVSA and by the Private Vocational Schools Unit of the OMET, an applicant or registrant such as PrimeTech is entitled to registration or renewal of registration to conduct or operate a private vocational school unless: (1) it cannot reasonably be expected to be financially responsible in the conduct of the private vocational school; (2) the past conduct of the officers or directors provides reasonable grounds for belief that the operations of the campus will not be carried on in accordance with relevant law and with integrity and honesty; (3) it can reasonably be expected that the course or courses of study or the method of training offered by the private vocational school will not provide the skill and knowledge requisite for employment in the vocation or vocations for which the applicant or registrant is offering instruction; or (4) the applicant is carrying on activities that are, or will be, if the applicant is registered, in contravention of the PVSA or the regulations under the PVSA. An applicant for registration to conduct or operate a private vocational school is required to submit with the application a bond in an amount determined in accordance with the regulations under the PVSA. PrimeTech is currently registered under the PVSA at all of its campuses, and the Company does not believe that there will be any impediment to renewal of such registrations on an annual basis.

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

     We lease all of our facilities, except the primary University of Sarasota facility in Sarasota, Florida, which we own. As of August 31, 2000 we owned approximately 42,000 square feet and leased approximately 275,000 square feet. The leases have remaining terms ranging from two years to nine years.

     We actively monitor facility capacity in light of our current utilization and projected enrollment growth. We believe that our schools can acquire any necessary additional capacity on reasonably acceptable terms. We devote capital resources to facility improvements and expansions as necessary.

     The following table sets forth certain information as of August 31, 2000 with respect to the principal properties of the Company and its subsidiaries. The Company believes that its facilities are in substantial compliance with applicable environmental laws and with the Americans With Disabilities Act.

            Campus                                                                   Square Footage
            ------                                                                   --------------
            American Schools of Professional Psychology
            Illinois School of Professional Psychology/Chicago.....................          37,381
            Illinois School of Professional Psychology/Chicago Northwest...........          10,469
            Minnesota School of Professional Psychology............................          11,762
            Georgia School of Professional Psychology..............................          13,274
            American School of Professional Psychology/Virginia....................          13,437
            American School of Professional Psychology/Hawaii......................          11,566
            Arizona School of Professional Psychology..............................          13,399
            Florida School of Professional Psychology..............................           6,632
            American School of Professional Psychology/San Francisco Bay
                   Area............................................................          10,226
            Washington School of Professional Psychology...........................          10,273


            University of Sarasota
            University of Sarasota/Honore Campus...................................          22,152
            University of Sarasota/Tampa Campus....................................           6,632
            University of Sarasota/Orange Campus...................................          10,829


            Medical Institute of Minnesota.........................................          57,316



            PrimeTech Institute
            PrimeTech Institute/North York.........................................           9,199
            PrimeTech Institute/City Campus........................................           8,681
            PrimeTech Institute/Scarborough........................................          13,289


            Ventura................................................................           9,040

ITEM 3. LEGAL PROCEEDINGS

     The Company, Dr. Markovitz and certain other companies in which Dr. Markovitz has an interest had been named as defendants in Charlena Griffith, et al. v. University Hospital, L.L.C. et al., a class action lawsuit filed in November 1997 and in the United States District Court for the Northern District of Illinois, Eastern Division. This lawsuit was settled between the parties at no cost to the Company.

     The Company is not party to any other legal proceedings that it believes would, individually or in the aggregate, have a material adverse effect on its consolidated results of operations or consolidated financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the fourth quarter of 2000.

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

                                                                    High     Low
                                                                   ------  ------
            1998-1999:
                 Third Quarter (from March 8, 1999)............    14.375   6.625
                 Fourth Quarter................................     9.000   6.125
            1999-2000
                 First Quarter ................................     9.000   3.531
                 Second Quarter ...............................     6.125   4.125
                 Third Quarter.................................     7.500   4.813
                 Fourth Quarter ...............................     8.750   5.188
            2000-2001
                 First Quarter (through November 21, 2000).....     7.750   5.750

     The closing price of our Class "A" Common Stock as reported on the National Market on November 21, 2000 was $5.94 per share. As of November 21, 2000, there were 5 holders of record of our Common Stock.

DIVIDEND POLICY

     The Company intends to retain future earnings to finance its growth and development and therefore does not anticipate paying any cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Board after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion. In addition, if the Company is required to satisfy DOE financial responsibility standards on a consolidated basis, the Company may need to restrict or withhold payment of dividends or refrain from obtaining dividends or other funds from its subsidiaries in order to meet DOE standards.

ITEM 6. SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

     The following selected historical consolidated financial and other data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our selected statement of operations data set forth below for the five years in the period ended August 31, 2000, and the balance sheet data as of August 31, 2000, 1999, 1998, 1997 and 1996 are derived from our audited consolidated financial statements.

                                                                                         Years Ended August 31,
                                                                          2000        1999        1998         1997        1996
                                                                       ----------  ----------  ----------   ----------  ----------
                                                                                        (dollars in thousands)
Statement of Operations Data:
Net revenue.........................................................   $  44,171   $  36,866   $  29,352    $   20,460  $  17,840
                                                                       ---------   ---------   ---------    ----------  ---------
Operating expenses:
     Cost of education..............................................      20,746      18,489      15,075        10,661      9,370
     Selling expenses...............................................       3,837       1,616       1,102           516        263
     General and administrative expenses............................      14,713      11,588       9,104         5,432      5,174
     Related party general and administrative
        expense (1).................................................          --         668       2,271           993      1,710
                                                                       ---------   ---------   ---------    ----------  ---------
          Total operating expenses..................................      39,296      32,361      27,552        17,602     16,517
                                                                       ---------   ---------   ---------    ----------  ---------
Income from operations..............................................       4,875       4,505       1,800         2,858      1,323
Interest income.....................................................         854         695         357           497        304
Interest expense....................................................        (300)       (567)       (601)         (107)       (55)
Other income (expense), net.........................................         (73)         (6)        (12)          (48)        21
                                                                       ---------   ---------   ---------    ----------  ---------
Income before provision for income taxes ...........................       5,356       4,627       1,544         3,200      1,593
Provision for income taxes..........................................       2,236          44          29            37         30
                                                                       ---------   ---------   ---------    ----------  ---------
Net income..........................................................   $   3,120   $   4,583   $   1,515    $    3,163  $   1,563
                                                                       =========   =========   =========    ==========  =========
Basic and diluted earning per share.................................   $    0.48   $    0.78   $    0.31    $     0.65  $    0.32
                                                                       =========   =========   =========    ==========  =========

Other Data:
EBITDA (2)..........................................................   $   6,357   $   5,910   $   2,738    $    3,296  $   1,722
EBITDA margin (2)...................................................        14.4%       16.0%        9.3%         16.1%       9.7%
Cash flows from:
     Operating activities...........................................   $   4,162   $   3,713   $   2,582    $    3,908  $   2,736
     Investing activities...........................................      (2,822)     (5,438)       (731)       (9,123)      (392)
     Financing activities...........................................      (2,185)      8,008      (3,348)        5,193       (124)
Capital expenditures, net...........................................       1,875       1,889         597           341        404
Student population (3)..............................................       5,344       4,542       4,514         3,253      2,858
Number of campuses (4)..............................................          17          17          10             8          8

                                                                                     As of August 31,
                                                                              ------------------------------
                                                                         2000        1999        1998        1997        1996
                                                                      ----------  ----------  ----------   ----------  ----------
                                                                                            (dollars in thousands)
Balance sheet data:
Cash, cash equivalents and short-term
   investments......................................................   $  15,902   $  15,007   $   3,843    $    6,728  $   5,384
Working capital.....................................................      13,713      12,817       2,459         4,412      3,316
Total assets .......................................................      36,684      34,319      23,475        17,580      8,336
Long-term debt (excluding current maturities).......................       2,604       2,998       5,165         6,354        243
Shareholder's equity................................................      27,509      25,604       8,922         7,448      5,236

(1) Represents amounts paid to Management Corp., an affiliate of Dr. Markovitz, for services rendered by Dr. Markovitz during the period presented. Dr. Markovitz is the sole shareholder and employee of Management Corp. Prior to the initial public offering, Dr. Markovitz did not receive any compensation for services rendered to the Company, other than through this management fee. Upon completion of the offering, the relationship with Management Corp. was terminated, and Dr. Markovitz has become an employee of the Company. Dr. Markovitz has entered into an employment agreement that provides for an initial annual base salary of $200,000 plus performance-based compensation, which is to be paid in the form of stock options. Although this represents a significant change in the way Dr. Markovitz is compensated for the services he provides to the Company, the nature of the services provided by Dr. Markovitz has not changed.

(2) "EBITDA" equals income from operations plus depreciation and amortization. EBITDA margin is EBITDA as a percentage of net revenue. EBITDA and EBITDA margin are presented because such data is used by certain investors to assess liquidity and ability to generate cash. The Company considers EBITDA to be an indicative measure of the Company's operating performance because EBITDA can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business; however, such information should not be considered as an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity performance measure provided by GAAP. Cash expenditures for various long-term assets, interest expense and income taxes that have been and will be incurred are not reflected in the EBITDA presentation and could be material to an investor's understanding of the Company's liquidity and profitability. The Company's method of calculating of EBITDA may not be comparable to that of other companies.

(3) Reflects actual student population as of the beginning of the Fall school year, not including participants in Ventura test preparation programs.

(4) Reflects the total number of campuses operated by the Company as of the end of the period indicated.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Selected Historical Consolidated Financial Data and the Company's consolidated financial statements and notes thereto appearing elsewhere herein.

Background and Overview

     The Company provides for-profit postgraduate education with a primary focus on doctoral level programs. For the 1999-2000 school year, the Company's schools had approximately 5,400 students enrolled representing 50 states and 20 foreign countries. The Company's schools offer programs in clinical psychology, education, business, allied health professions and information technology and are approved and accredited to offer doctoral, master's, bachelor's and associate degrees as well as to award diplomas. Approximately 62% of the Company's students are enrolled in doctoral programs. The Company operates 17 campuses in nine states and the Province of Ontario, Canada.

     The Company's principal sources of revenue are tuition, workshop fees and sales of related study materials. Students attending the Company's schools finance their education through a combination of individual resources (including earnings from full or part-time employment), government-sponsored financial aid and other sources, including family contributions and scholarships provided by the Company. During fiscal 2000, approximately 55% of the Company's net cash receipts were derived indirectly from the Title IV Programs.

     The Company derived approximately 93% and 88% of its net revenue from tuition in fiscal 2000 and in fiscal 1999, respectively. Tuition payments are made at the beginning of each term, and the start date for each term varies by school and program. Payment of each term's tuition may be made by cash or financial aid. If a student withdraws from school prior to the completion of the term, the Company refunds a portion of the tuition already paid, based upon the number of classes the student has attended. For students receiving financial aid, the timing of the refunds for withdrawal is based on federal, state and accrediting agency standards. The scholarships that the Company grants to certain students are recorded as a reduction of tuition revenue. Tuition revenue is recognized ratably over the term of each program. Revenue from Ventura workshops is recognized on the date of the workshops. Revenue from sales of related study materials is recognized on the date of shipment.

     The Company's schools charge tuition at varying amounts, depending not only on the particular school, but also upon the type of program and the specific curriculum. Each of the Company's schools typically implements a tuition increase annually. The size of these increases differs from year to year and among campuses and programs. Tuition for the Company's schools as of September 1, 1999 represents an approximate increase of 5.1% over the same date in 1998.

     The Company also generates revenue from textbook sales and property rental. In both fiscal 2000 and fiscal 1999, less than 10% of the Company's net revenue was derived from these sources.

     The Company categorizes its expenses as cost of education, selling, general and administrative and related party general and administrative. Cost of education expenses generally consists of expenses directly attributable to the educational activity at the schools. These include salaries and benefits of faculty and student support personnel, the cost of educational supplies and facilities (including rents on school leases), and all other school occupancy costs. Selling expenses include recruiters salaries and benefits and direct and indirect marketing and advertising expenses.

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

     The related party general and administrative expense represented a management fee paid to MCM Management Corp. Dr. Markovitz is the sole shareholder and employee of MCM Management Corp. Prior to the initial public offering, Dr. Markovitz did not receive any compensation for services rendered to the Company, other than through the management fee. Upon completion of the Offering, the relationship with MCM Management Corp. was terminated, and Dr. Markovitz has become an employee of the Company. Dr. Markovitz has entered into an employment agreement with the Company that provides for an initial annual base salary of $200,000 plus performance-based compensation, which is to be paid in the form of stock options. Although this represents a significant change in the way Dr. Markovitz is compensated for the services he provides to the Company, the nature of the services provided by Dr. Markovitz has not changed.

     The Company has two business segments: 1) Schools and 2) Test Preparation Materials and Workshops ("Test Preparation"). These segments are managed as separate strategic business units due to the distinct nature of their operations. The Schools Segment, which represents the operations of ASPP, U of S, MIM and PrimeTech, provides programs in psychology, education, business, allied health professions, network engineering and software programming. All operations of the Schools Segment are located in the United States with the exception of PrimeTech which is located in Canada. The Test Preparation Segment offers courses and materials for post-graduate psychology license examinations in the United States.

Recent Acquisitions

     On February 3, 1998, the Company acquired MIM for an aggregate purchase price of $2.4 million. This acquisition was accounted for as a purchase.

     On August 31, 1998, U of S acquired the stock of MCM Plaza. The purchase was accounted for in a manner similar to a pooling of interests, resulting in the Company including the results of operations of MCM Plaza for all periods subsequent to April 30, 1997, the date Dr. Markovitz acquired MCM Plaza. The purchase price of approximately $3.3 million, based upon an independent third party appraisal, exceeded the historical book value of the underlying net assets by approximately $0.7 million, resulting in a reduction in the Company's shareholders' equity by such amount.

     On November 30, 1998, the Company acquired 100% of the outstanding stock of PrimeTech, which owned two Canadian schools that award non-degree certificates in network engineering and software programming. Prior to that acquisition the majority shareholder of the Company owned a one-third interest in PrimeTech. Under the acquisition agreement, the Company was required to pay the former owners, consisting of Dr. Markovitz and two operating managers, a total of $500,000 (Canadian Dollars) upon closing and is obligated to issue shares of the Company's common stock, the fair value of which is equal to 102% of PrimeTech's net income, as defined in such agreement, in each of PrimeTech's next three fiscal years. The Company has negotiated agreements with the two operating managers in lieu of future stock issuance as provided for in the acquisition agreement. The agreements specify an aggregate payout of approximately $150,000 (US Dollars) which was paid during fiscal 2000. prior to May 31, 2000.

     In April 2000, the Washington School of Professional Psychology (WSPP) gained its regional accreditation from the North Central Association of Colleges and Schools (NCA) and officially became a regionally accredited campus. This was the final step in a purchase agreement for WSPP and resulted in a payment of approximately $100,000 to the former owner.

     The Company announced on November 16, 2000, that it has entered into an agreement to purchase Western State University College of Law, in Fullerton, California ("Western State") for approximately $13 million less certain deductions as provided for in the agreement. The proposed transaction is subject to approval by accrediting and regulatory entities, including the Western Association of Schools and Colleges, the American Bar Association and the U.S. Department of Education. Western State has an enrollment of 501 students in both full and part-time programs. Since its founding in 1966, the school has graduated more than 10,000 students. Approximately 25 percent of the lawyers practicing in Orange County and 15 percent of those practicing in the Inland Empire and the Long Beach area are Western State University graduates. The college is accredited by the Western Association of Schools and Colleges and provisionally approved by the American Bar Association. Western State will continue to operate under its current name and management following closing of the purchase, which is anticipated in the first quarter of fiscal 2001.

Results of Operations

     The following table summarizes the Company's operating results as a percentage of net revenue for the period indicated:

                                                                     Year Ended August 31,
                                                                    -----------------------
                                                                   2000       1999      1998
                                                                 --------   --------  --------
            Statement of Operations Data:
            Net revenue                                             100.0%     100.0%    100.0%
            Operating expenses:
                 Cost of education..........................         47.0       50.2      51.4
                 Selling expenses...........................          8.7        4.4       3.8
                 General and administrative expenses........         33.3       31.4      31.0
                 Related party general and administrative
                    expense.................................           --        1.8       7.7
                                                                 --------   --------  --------
                      Total operating expenses..............         89.0       87.8      93.9
                                                                 --------   --------  --------
            Income from operations..........................         11.0       12.2       6.1
            Interest/other income (expense), net............          1.1        0.3      (0.9)
                                                                 --------   --------  --------
            Income before provision for income taxes........         12.1       12.5       5.2
            Provision for income taxes......................          5.0        0.1       0.0
                                                                 --------   --------  --------
            Net income                                                7.1%      12.4%      5.2%
                                                                 ========   ========  ========

Year Ended August 31, 2000 Compared to Year Ended August 31, 1999

     Net Revenue. Net revenues increased 19.8% from $36.9 million in fiscal 1999 to $44.2 million in fiscal 2000, primarily due to increased revenue at all schools owned in both fiscal 1999 and 2000. For schools owned by the Company during fiscal 1999, revenue increased by 16.1% primarily due to internal growth. Additional revenue was recognized from tuition increases and the addition of new satellite campus and new programs. Also, the fiscal 1999 totals include revenue from PrimeTech only for the nine months following its acquisition as compared to twelve months of revenues in fiscal 2000.

     Cost of Education. Cost of education increased 12.2% from $18.5 million in fiscal 1999 to $20.7 million in fiscal 2000, due to additional teaching costs to meet the growth in the number of students attending the schools, the development of new satellite campuses and programs and the acquisition of PrimeTech. As a percentage of net revenue, cost of education decreased from 50.2% in fiscal 1999 to 47.0% in fiscal 2000 due to efficiencies in the student services area.

     Selling Expenses. Selling expenses increased 137.4% from $1.6 million in fiscal 1999 to $3.8 million in fiscal 2000. As a percentage of revenue, selling expenses increased from 4.4% to 8.7% due to the addition of recruiters in all of the Argosy schools and a more aggressive marketing strategy. In addition, the acquisition of PrimeTech in the early part of fiscal 1999 has three more months of selling expenses in fiscal 2000 and generally requires more costly advertising media than the other Argosy companies.

     General and Administrative Expenses. General and administrative expenses increased 27.0% from $11.6 million in fiscal 1999 to $14.7 million in fiscal 2000 and, as a percentage of net revenue, general and administrative expenses increased from 31.4% to 33.3%.The increase is primarily due to increases in payroll costs, additional expenses incurred as a public company, additional costs of start up operations, and additional depreciation expense due to the continued investment in the Company's equipment and computer systems. In addition, charges totaling $0.2 million were recorded in relation to the final settlement of matters arising in connection with the purchase of MIM and a settlement of a minor dispute.

     Related Party General and Administrative Expense. Related party general and administrative expenses, which represents amounts paid to a company owned by the majority shareholder that provided management services for the Company and its schools, was $0.7 million in fiscal 1999. Upon consummation of the initial public offering, the relationship with the related company was terminated.

     Interest/Other Income (Expense), Net. Interest/other income (expense), net, increased 294.3% from $0.1 million for fiscal 1999 to $0.5 million for fiscal 2000 and, as a percentage of net revenue, increased from 0.3% to 1.1%. Interest income increased from $0.7 million for fiscal 1999 to $0.9 million for fiscal 2000 primarily as a result of a full year of use of the proceeds from the initial public offering that increased cash and investments. Interest expense decreased 47.1% from fiscal 1999 to fiscal 2000 due to the pay down of certain debts and the implementation of a credit agreement at more favorable rates than the facilities it replaced.

     Provision for Income Taxes. The provision for income taxes increased from $0.7 million in fiscal 1999 to $2.2 million in fiscal 2000, due to the Company's change to a C Corporation on March 8, 1999. Upon the termination of its S Corporation status in the third quarter of 1999, the Company recorded a deferred income tax asset and corresponding reduction of income tax expense of $0.8 million. In addition, there was a negligible tax charge for the first half of fiscal 1999 while the Company was an S Corporation.

     Net Income. Net income decreased 31.9% from $4.6 million in fiscal 1999 to $3.1 million in fiscal 2000 due primarily to the increase in income taxes of $2.2 million which offset operating improvements of $0.7 million, as discussed above.

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

     The following table sets forth unaudited quarterly financial data for the fiscal years ended August 31, 2000 and 1999 and, for the fiscal years, such data expressed as a percentage of the Company's totals with respect to such information for the applicable quarters. The Company believes that this information includes all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of such quarterly information when read in conjunction with the consolidated financial statements included elsewhere herein. The operating results for any quarter are not necessarily indicative of the results for any future period.

                                    Fiscal Year Ended August 31, 2000                  Fiscal Year Ended August 31, 1999
                                 ---------------------------------------             --------------------------------------
                              1st Qtr     2nd Qtr      3rd Qtr      4th Qtr        1st Qtr    2nd Qtr     3rd Qtr      4th Qtr
                            ----------  ----------   -----------  -----------    ---------- ----------  -----------  -----------
                                                               (dollars in thousands)
Net revenue.............    $   11,614   $  10,576    $   12,696   $    9,285     $   9,341  $   9,079   $   10,695   $    7,751
% of fiscal year total..          26.3%       23.9%         28.8%        21.0%         25.4%      24.6%        29.0%        21.0%
Income from
   operations...........    $    1,689   $   1,354    $    2,809    $    (977)    $   1,818  $     917    $   2,930   $   (1,160)
% of fiscal year total..          34.7%       27.8%         57.6%       (20.1)%        40.4%      20.4%        65.0%       (25.8)%

Liquidity and Capital Resources

     Since its formation, the Company has financed its operating activities primarily through cash generated from operations. Acquisitions have been financed primarily through debt instruments. Net cash provided by operating activities increased from $3.7 million in fiscal 1999 to $4.2 million in fiscal 2000. The Company had $13.7 million of working capital as of August 31, 2000 compared to $12.8 million of working capital as of August 31, 1999.

     Capital expenditures were $1.9 million in both fiscal 1999 and fiscal 2000. The Company continues to invest in upgrading school equipment and facilities and enhancing the capabilities of the Company's computer system. Capital expenditures are expected to continue to increase as the student population increases and the Company continues to upgrade and expand current facilities and equipment. The Company has no other commitments for material capital expenditures.

     The Company entered into the Credit Agreement with The Bank of America providing for revolving credit borrowings of up to $20 million. Borrowings under the Credit Agreement bear interest at a variable rate equal to (at the Company's option) the principal lender's prime rate as in effect from time to time or the London Inter-Bank Offered Rate plus, in each case, a margin of between 25 and 250 basis points, depending on the type of loan and the Company's ratio of funded debt to EBITDA. In addition, the Credit Agreement provides for an unused commitment fee of 37.5 basis points on commitments available but unused under the Credit Agreement, as well as certain other customary fees. The Credit Agreement provides for a blanket lien on all material assets of the Company and a pledge of the capital stock of all the Company's material subsidiaries, as well as upstream guarantees from all such subsidiaries. The Credit Agreement restricts the Company and its subsidiaries' ability to take certain actions, including incurring additional indebtedness or altering the Company's current method of doing business. The Credit Agreement also contains certain financial covenants and ratios that may have the effect of restricting the Company's ability to take certain actions in light of their impact on the Company's financial condition or results of operations. As of August 31, 2000 the Company was in compliance with its covenants or obtained a waiver. The Credit Agreement will terminate on May 21, 2001, unless extended. As of August 31, 2000, the Company had outstanding borrowings of $350,000 under this Agreement.

     The Company's cash flow from operations on a long-term basis is dependent on the receipt of funds from the Title IV Programs. For fiscal 2000, the Company's U.S. institutions derived approximately 48% to approximately 59% of their respective net revenue (on a cash basis) from the Title IV Programs. The HEA and its implementing regulations establish specific standards of financial responsibility, administrative capability and other requirements that must be satisfied in order to qualify for participation in the Title IV Programs.

     The DOE requires that Title IV Program funds collected by an institution for unbilled tuition be kept in separate cash or cash equivalent accounts until the students are billed for the portion of their program related to these Title IV Program funds. In addition, all funds transferred to the Company through electronic funds transfer programs are held in a separate cash account until certain conditions are satisfied. As of August 31, 2000, the Company held an immaterial amount of funds in these separate accounts. The restrictions on any cash held in these accounts have not significantly affected the Company's ability to fund daily operations.

     The Company entered into a long-term management arrangement with John Marshall Law of Atlanta, Georgia in September 1999. As of August 31, 2000, the Company has advanced nearly $3.0 million to the John Marshall Law School in connection with that arrangement. The arrangement includes a management agreement, a 10-year option to purchase John Marshall exercisable at the Company's discretion and a line of credit of $600,000 between the Company and John Marshall. As of August 31, 2000, the Company had advanced approximately $500,000 under the line of credit and approximately $2,479,000 operating cash under the management agreement. These advances are included in other long-term assets. The Company has also committed to advance an additional $1.5 million for John Marshall in fiscal 2001, if needed.

     In 1987, the Georgia Supreme Court mandated that John Marshall obtain American Bar Association ("ABA") accreditation before 2003. The ABA has to date refused such accreditation. On September 5, 2000, John Marshall filed an appeal regarding its accreditation, which is scheduled to be heard in February, 2001. If the appeal is successful, the Company has been advised that the ABA will send a two person team to inspect the school and verify that shortcomings noted in previous inspections have been addressed. If the appeal proves unsuccessful, John Marshall can begin the accreditation process again with a new application filing in the Fall of 2001. Though the Company believes that accreditation can be achieved before the 2003 deadline, there exist a myriad of circumstances that cannot be foreseen and over which the Company has no control that could interfere with the granting of accreditation status to John Marshall; thus, there can be no assurance that accreditation will be received which could impact the Company's ability to recover its $3.0 million advance to John Marshall.

     The Company adopted a repurchase program for the Company's Class A Common Stock of up to 500,000 shares. Shares of Class A Common Stock will be purchased by the Company from time to time through open market purchases and private purchase, as available. Under this program, the Company has repurchased 482,000 shares as of August 31, 2000 at a total cost of approximately $2,131,000.

Year 2000 Problem

     The "Year 2000 Problem" is the potential for computer processing errors resulting from the use of computer programs that have been written using two digits, rather than four, to denote a year (e.g., using the digits "99" to denote 1999). Computer programs using this nomenclature can misidentify references to dates after 1999 as meaning dates early in the twentieth century (e.g., "1902" rather than "2002"). The Year 2000 Problem is commonly considered to be prevalent in computer programs written as recently as the mid-1990s, and can cause such programs to generate erroneous information, to otherwise malfunction or to cease operations altogether.

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

Recent Accounting Pronoucements

         On December 3, 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. The SAB outlines basic criteria that must be met before registrants may recognize revenue, including persuasive evidence of the existence of an arrangement, the delivery of products or services, a fixed and determinable sales price, and reasonable assurance of collection. SAB 101 is effective beginning the first fiscal quarter of the first fiscal year beginning after December 15, 1999. Through August 31, 2000, the Company has recognized application, technology and registration fees as revenue upon receipt. Prior to the release of SAB 101, the Company's revenue recognition policy was in compliance with generally accepted accounting principles. Effective September 1, 2000, we will adopt a change in accounting principle to comply with the specific provisions and guidance of SAB 101. SAB 101 will require the Company to recognize revenue related to application, technology, and registration fees over the contract period. The adoption of SAB 101 will not have a material effect on the Company's financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities." The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value, and based on the amendment, effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, which, therefore, would require the Company to adopt such statement on September 1, 2000. The impact of adopting the standard will not have a material effect on the consolidated operations of the Company beginning September 1, 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of its investments. The Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The Company has debt with fixed annual rates of interest ranging from 6.25% to 10.50% totaling $3.4 million at August 31, 2000. The Company estimates that the fair value of each of its debt instruments approximated its market value on August 31, 2000.

     The Company is subject to fluctuations in the value of the Canadian dollar vis-a-vis the U.S. dollar. Its investment in its Canadian operations is approximately $1.0 million at August 31, 2000 and the fair value of the assets and liabilities of these operations approximated current market rates at this date.

     From time to time, the Company invests excess cash in marketable securities. These investments principally consist of U.S. Treasury notes, corporate bonds, short-term commercial paper and money market accounts, the fair value of which approximated current market rates at August 31, 2000.

Inflation

     The Company has historically implemented tuition increases each year at or above the rate of inflation. Average tuition increases at the Company's schools for fiscal 2000, 1999 and 1998 were 5.1%, 5.2% and 5.1%, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated balance sheets are as of August 31, 2000 and 1999 and the consolidated statements of operations, shareholders' equity and cash flows are for each of the years ended August 31, 2000, 1999 and 1998:

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information in response to this item is incorporated by reference from the sections captioned "PROPOSAL NO. 1--ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS" of the definitive Proxy Statement to be filed in connection with our 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     The information in response to this item is incorporated by reference from the section of the 2001 Proxy Statement captioned "EXECUTIVE COMPENSATION AND CERTAIN TRANSACTIONS."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information in response to this item is incorporated by reference from the section of the 2001 Proxy Statement captioned "SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information in response to this item is incorporated by reference from the sections of the 2001 Proxy Statement captioned "EXECUTIVE COMPENSATION AND CERTAIN TRANSACTIONS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form 10-K or incorporated by reference as set forth below:

                                                                                                       Page
                                                                                                       ----
          1 and 2. Financial Statements of Argosy Education Group, Inc. and subsidiaries


               Report of Independent Public Accountants............................................    F-1


               Consolidated Balance Sheets as of August 31, 2000 and 1999..........................    F-2


               Consolidated Statements of Operations for the years ended August 31, 2000,
                  1999 and 1998....................................................................    F-3


               Consolidated Statements of Cash Flows for the years ended August 31, 2000,
                  1999 and 1998....................................................................    F-4


               Consolidated Statements of Shareholders' Equity for the years ended August 31,
                  2000, 1999, and 1998.............................................................    F-5


               Notes to Consolidated Financial Statements..........................................    F-6


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

         10.30 Management Agreement between Argosy Education Group, Inc. and John Marshall Law School of Georgia.*

         10.31 Consulting Agreement, dated September 1, 2000, between the Company and Leeds Equity Associates, L.P.

         10.32 Registration Agreement, dated September 1, 2000, between the Company and Leeds Equity Associates, L.P.

         10.33 Stock Purchase Warrant, dated September 1, 2000, between the Company and Leeds Equity Associates, L.P.

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


           Signature                      Title                    Date
     -----------------------       ------------------       ---------------
         /s/ JAMES OTTEN        President                  November 28, 2000

             James Otten


     /s/ Michael C. Markovitz   Chairman of the Board      November 28, 2000

         Michael C. Markovitz


     /s/ Charles T. Gradowski   Chief Financial Officer    November 28, 2000
                                (Principal Financial and
         Charles T. Gradowski   Accounting Officer)


        /s/ Karen M. Knab       Director                   November 28, 2000

           Karen M. Knab


        /s/ Jeffrey Leeds       Director                   November 28, 2000

           Jeffrey Leeds


      /s/ Michael W. Mercer     Director                   November 28, 2000

         Michael W. Mercer


     /s/ Harold J. O'Donnell    Director                   November 28, 2000

        Harold J. O'Donnell

       /s/ Kalman K. Shiner     Director                   November 28, 2000

         Kalman K. Shiner


      /s/ Leslie M. Simmons     Director                   November 28, 2000

         Leslie M. Simmons

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Argosy Education Group, Inc.:

     We have audited the accompanying consolidated balance sheets of ARGOSY EDUCATION GROUP, INC. (an Illinois corporation) AND SUBSIDIARIES as of August 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended August 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Argosy Education Group, Inc. and Subsidiaries as of August 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 2000 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Chicago, Illinois
November 1, 2000

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                            (Dollars in thousands)

                                                                                          August 31,
                                                                                     --------------------
                                     ASSETS                                            2000        1999
---------------------------------------------------------------------------------    --------    --------
Current Assets:
    Cash and cash equivalents....................................................    $  8,115    $  8,980
    Short-term investments.......................................................       7,787       6,027
    Receivables--
        Students, net of allowance for doubtful accounts of $311 and $316 at
          August 31, 2000 and 1999, respectively.................................       2,178         988
        Other....................................................................         586         605
    Due from related entity......................................................          49          49
    Prepaid taxes................................................................         160         614
    Prepaid expenses.............................................................         429         387
    Deferred tax assets..........................................................         270         274
                                                                                     --------    --------
            Total current assets.................................................      19,574      17,924
                                                                                     --------    --------
Property and equipment, net......................................................       6,307       5,617
                                                                                     --------    --------
Other assets:
    Non-current investments......................................................         200       2,745
    Deposits.....................................................................         159         166
    Deferred tax assets..........................................................         778         568
    Advances to John Marshall....................................................       2,979         500
    Intangibles, net.............................................................       6,687       6,799
                                                                                     --------    --------
            Total other assets...................................................      10,803      10,778
                                                                                     --------    --------
            Total assets.........................................................    $ 36,684    $ 34,319
                                                                                     ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------
Current Liabilities:
    Current maturities of long-term debt.........................................    $    796    $    486
    Accounts payable.............................................................       1,162       1,109
    Accrued payroll and related expenses.........................................         634         547
    Accrued expenses.............................................................         543         417
    Deferred revenue.............................................................       2,726       2,548
                                                                                     --------    --------
            Total current liabilities............................................       5,861       5,107
                                                                                     --------    --------

Long-term debt, less current maturities..........................................       2,604       2,998
Deferred rent....................................................................         710         610

Commitments and contingencies

Shareholders' equity:
    Class A common stock--30,000,000 shares authorized, $.01 par value,
      2,059,417 and 2,000,000 issued and outstanding at August 31, 2000 and
      1999, respectively.........................................................          21          20
    Class B common stock--10,000,000 shares authorized, $.01 par value,
      4,900,000 shares issued and outstanding at August 31, 2000 and 1999,
      respectively...............................................................          49          49
    Additional paid-in capital...................................................      25,131      24,871
    Accumulated other comprehensive income.......................................       1,102         447
    Purchase price in excess of predecessor carry over basis.....................        (720)       (720)
    Treasury stock (482,000 shares of Class A common stock at August 31, 2000)...      (2,131)         --
    Retained earnings............................................................       4,057         937
                                                                                     --------    --------
            Total shareholders' equity...........................................      27,509      25,604
                                                                                     --------    --------
            Total liabilities and shareholders' equity...........................    $ 36,684    $ 34,319
                                                                                     ========    ========

 The accompanying notes are an integral part of these consolidated statements.

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (In thousands, except per share amounts)

                                                                                   Years Ended August 31,
                                                                               ----------------------------
                                                                                2000       1999       1998
                                                                               -------   --------   -------
Net revenue  ..............................................................    $44,171   $ 36,866   $29,352
                                                                               -------   --------   -------
Operating expenses:
     Cost of education.....................................................     20,746     18,489    15,075
     Selling expenses......................................................      3,837      1,616     1,102
     General and administrative expenses...................................     14,713     11,588     9,104
     Related party general and administrative expense......................         --        668     2,271
                                                                               -------   --------   -------
          Total operating expenses.........................................     39,296     32,361    27,552
                                                                               -------   --------   -------
          Income from operations...........................................      4,875      4,505     1,800
                                                                               -------   --------   -------
Other income (expense):
     Interest income.......................................................        854        695       357
     Interest expense......................................................       (300)      (567)     (601)
     Other expense.........................................................        (73)        (6)      (12)
                                                                               -------   --------   -------
          Total other income (expense), net................................        481        122      (256)
                                                                               -------   --------   -------
          Income before provision for income taxes.........................      5,356      4,627     1,544
Income Taxes:
     Income tax provision on C corporation income subsequent to
        March 8, 1999......................................................      2,236        746        --
     Income tax provision on S corporation income prior to March 8,
        1999...............................................................         --         62        29
     Deferred income taxes recorded in conjunction with termination of
        S corporation election on March 8, 1999............................         --       (764)       --
                                                                               -------   --------   -------
          Total income taxes...............................................      2,236         44        29
                                                                               -------   --------   -------
Net income.................................................................    $ 3,120   $  4,583   $ 1,515
                                                                               =======   ========   =======
Earnings per share:
     Basic.................................................................    $  0.48   $   0.78   $  0.31
                                                                               =======   ========   =======
     Weighted average shares outstanding--basic............................      6,529      5,870     4,900
                                                                               =======   ========   =======
     Diluted...............................................................    $  0.48   $   0.78   $  0.31
                                                                               =======   ========   =======
     Weighted average shares outstanding--diluted..........................      6,530      5,870     4,900
                                                                               =======   ========   =======

 The accompanying notes are an integral part of these consolidated statements.

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in thousands)

                                                                                                       Years Ended August 31,
                                                                                                  -------------------------------
                                                                                                     2000       1999       1998
                                                                                                  --------    -------    --------
Cash flows from operating activities:
     Net income............................................................................       $ 3,120     $ 4,583    $ 1,515
     Adjustments to reconcile net income to net cash provided by operating activities--
          Depreciation and amortization....................................................         1,554       1,405        938
          Deferred taxes...................................................................          (206)       (842)        --
          Issuance of stock performance grants.............................................           232          --         --
          Changes in operating assets and liabilities, net of acquired businesses--
               Receivables, net............................................................        (1,501)       (579)         1
               Inventories.................................................................           (15)         94         67
               Prepaid expenses............................................................           427        (438)      (354)
               Deposits....................................................................             7          72        (65)
               Accounts payable............................................................            53        (215)       231
               Accrued payroll and related expenses........................................            87        (281)       256
               Accrued expenses............................................................           126        (367)       284
               Deferred revenue............................................................           178         151       (384)
               Deferred rent...............................................................           100         130         93
                                                                                                  -------     -------    -------
                    Net cash provided by operating activities..............................         4,162       3,713      2,582
                                                                                                  -------     -------    -------
Cash flows from investing activities:
     Purchase of property and equipment, net...............................................        (1,875)     (1,889)      (597)
     Sale (purchase) of investments, net...................................................         1,449      (3,363)     1,784
     Business acquisitions, net of cash acquired...........................................          (247)       (186)    (1,918)
     Advances to John Marshall.............................................................        (2,149)       (500)        --
                                                                                                  -------     -------    -------
                    Net cash used in investing activities..................................        (2,822)     (5,938)      (731)
                                                                                                  -------     -------    -------
Cash flows from financing activities:
     Issuance of common stock..............................................................            29      26,040         --
     Offering costs........................................................................            --      (1,149)        --
     Purchase of treasury stock............................................................        (2,131)         --         --
     Proceeds from issuance of long-term debt..............................................           380         150      3,029
     Payments of long-term debt............................................................          (463)     (5,385)    (1,271)
     Borrowings from (payments to) related entities, net...................................            --          57       (271)
     Shareholder distributions.............................................................            --     (14,215)    (5,340)
     Shareholder note receivable...........................................................            --       3,278        505
     Payments to former owners of acquired businesses......................................            --        (268)        --
                                                                                                  -------    --------    -------
                    Net cash provided by (used in) financing activities....................        (2,185)      8,508     (3,348)
                                                                                                  -------    --------    -------
Effective exchange rate changes on cash....................................................           (20)        (15)        --
                                                                                                  -------    --------    -------
Net increase (decrease) in cash and cash equivalents.......................................          (865)      6,268     (1,497)
Cash and cash equivalents, beginning of year...............................................         8,980       2,712      4,209
                                                                                                  -------    --------    -------
Cash and cash equivalents, end of year.....................................................       $ 8,115    $  8,980    $ 2,712
                                                                                                  =======    ========    =======
Supplemental disclosures of cash flow information:
     Cash paid for--
          Interest.........................................................................       $   297    $    584    $   549
          Taxes............................................................................         1,989       1,524         41
                                                                                                  =======    ========    =======
Supplemental disclosure of non-cash investing and financing activities:
     Acquisitions of various schools and businesses--
          Fair value of assets acquired....................................................       $   100    $  1,561    $ 3,346
          Net cash used in acquisitions....................................................          (247)       (186)    (1,918)
                                                                                                  -------    --------    -------
               Liabilities assumed or incurred.............................................       $  (147)   $  1,375    $ 1,428
                                                                                                  =======    ========    =======

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

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                (In thousands)

                                                          Class A              Class B
                                                          -------              --------                       Accumulated
                                                       Common Stock          Common Stock      Additional    ------------
                                    Comprehensive      ------------          ------------     -----------        Other
                                    -------------     $.01 par value,      $.01 par value,      Paid-in          -----
                                        Income        ---------------      ---------------      -------      Comprehensive
                                        ------       30,000,000 shares    10,000,000 shares     Capital      -------------
                                                     -----------------    -----------------     -------         Income
                                                        authorized            authorized                        ------
                                                        ----------            ----------
                                                      Shares               Shares
                                                      ------               ------
                                                    Outstanding  Amount  Outstanding  Amount
                                                    -----------  ------  -----------  ------
BALANCE, August 31, 1997.............                        --  $   --        4,900  $   49     $   456          $  (17)
 Net income..........................      $1,515            --      --           --      --          --              --
 Unrealized gain on
  investments........................          19            --      --           --      --          --              19
 Comprehensive income................      $1,534
                                           ======
 Shareholder distributions...........                        --      --           --      --          --              --
 Shareholder contribution............                        --      --           --      --       6,000              --
 Purchase price in excess of
  predecessor carryover basis........                        --      --           --      --          --              --
                                                         ------  ------  -----------  ------     -------          ------

BALANCE, August 31, 1998.............                        --      --        4,900      49       6,456               2
 Net income..........................      $4,583            --      --           --      --          --              --
 Unrealized gain on
  investments........................         445            --      --           --      --          --             445
                                           ------
 Comprehensive income................      $5,028
                                           ======
 Shareholder distribution............                        --      --           --      --      (6,456)             --
 Issuance of stock...................                     2,000      20           --      --      24,871              --
                                                         ------  ------  -----------  ------     -------          ------
BALANCE, August 31, 1999.............                     2,000      20        4,900      49      24,871             447
 Net income..........................      $3,120            --      --           --      --          --              --
 Foreign translation
  adjustment.........................          (9)           --      --           --      --          --              (9)
 Unrealized gain on
  investments........................         664            --      --           --      --          --             664
                                           ------
 Comprehensive income................      $3,775            --      --           --      --          --              --
                                           ======
 Purchase of treasury stock..........                        --      --           --      --          --              --
 Issuance of class A common
    stock for stock performance
    grants...........................                        51       1           --      --         231              --
 Issuance of class A common
    stock under employee stock
    purchase plan....................                         8      --           --      --          29              --
                                                         ------  ------  -----------  ------     -------          ------
BALANCE, August 31, 2000.............                     2,059  $   21        4,900  $   49     $25,131          $1,102
                                                         ======  ======  ===========  ======     =======          ======

                                      Purchase
                                      --------
                                      Price in
                                      --------
                                      Excess of
                                      ---------
                                     Predecessor                                              Total
                                     -----------                                              -----
                                      Carryover        Treasury Stock         Retained    Shareholders'
                                      ---------        --------------         --------    ------------
                                        Basis                                 Earnings       Equity
                                        -----                                 --------       ------
                                                   Shares
                                                   ------
                                                  Purchased    Amount
                                                  ---------    ------
BALANCE, August 31, 2000.........
BALANCE, August 31, 1997.........    $       --          --    $    --           $ 6,960   $  7,448
 Net income......................            --          --         --             1,515      1,515
 Unrealized gain on
  investments....................            --          --                           --         19
 Comprehensive income............

 Shareholder distributions.......            --          --         --            (5,340)    (5,340)
 Shareholder contribution........            --          --         --                --      6,000
 Purchase price in excess of
  predecessor carryover basis....          (720)         --         --                --       (720)
                                     ----------   ---------   --------           -------   --------
BALANCE, August 31, 1998.........          (720)         --         --             3,135      8,922
 Net income......................            --          --         --             4,583      4,583
 Unrealized gain on
  investments....................            --          --         --                --        445

 Comprehensive income............

 Shareholder distribution........            --          --         --            (6,781)   (13,237)
 Issuance of stock...............            --          --         --                --     24,891
                                     ----------   ---------   --------           -------   --------
BALANCE, August 31, 1999.........            --          --         --               937     25,604
 Net income......................            --          --         --             3,120      3,120
 Foreign translation
  adjustment.....................            --          --         --                --         (9)
 Unrealized gain on
  investments....................            --          --         --                --        664

 Comprehensive income............            --          --         --                --         --

 Purchase of treasury stock......            --         482     (2,131)               --     (2,131)
 Issuance of class A common
    stock for stock performance
    grants.......................            --          --         --                --        232
 Issuance of class A common
    stock under employee stock
    purchase plan................            --          --         --                --         29
                                     ----------   ---------   --------           -------   --------
BALANCE, August 31, 2000.........    $     (720)        482   $ (2,131)          $ 4,057   $ 27,509
                                     ==========   =========   ========           =======   ========

 The accompanying notes are an integral part of these consolidated statements.

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        AUGUST 31, 2000, 1999 AND 1998

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

     On March 8, 1999 the Company completed an initial public offering of Common Stock (the "Offering"). Prior to the Offering, the Company had one class of common stock outstanding. In connection with the Offering, the Company's existing common stock underwent an approximate 2,941-for-one stock split which was then converted into 4,900,000 shares of Class B Common Stock. The Company authorized 30,000,000 shares of Class A Common Stock. The effect of the stock split has been retroactively reflected for all periods presented in the accompanying consolidated financial statements. The Company also authorized 5,000,000 shares of Preferred Stock. There was no Preferred Stock issued or outstanding as of August 31, 2000 and 1999.

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

2. Significant Accounting Policies

     The principal accounting policies of the Company are as follows:

Principles of Consolidation

     The consolidated financial statements include the accounts of Argosy Education Group, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in the

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES consolidation. The results of operations of all acquired businesses have been consolidated for all periods subsequent to the date of acquisition.


Concentration of Credit Risk

     The Company extends unsecured credit for tuition to a significant portion of the students who are in attendance at its schools. A substantial portion of credit extended to students is repaid through the students' participation in various federally funded financial aid programs under Title IV of the Higher Education Act of 1965, as amended (the "Title IV Programs"). The following table presents the amount and percentage of the Company's cash receipts collected from the Title IV Programs for the years ended August 31, 2000, 1999 and 1998 (dollars in thousands). Such amounts were determined based upon each U.S. institution's cash receipts for the twelve-month period ended August 31, pursuant to the regulations of the United States Department of Education ("DOE") at 34 C.F.R. (S) 600.5:


                                                               For the Years Ended August 31,
                                                              ---------------------------------
                                                                2000         1999        1998
                                                              --------     --------     -------
          Total Title IV funding...........................   $ 20,898     $ 16,823     $13,011
          Total cash receipts..............................   $ 37,673     $ 31,937     $28,514
          Total Title IV funding as a percentage of total
             cash Receipts.................................         55%          53%         46%
                                                              ========     ========     =======

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

Restricted Cash

     Cash received from the U.S. Government under various student aid grant and loan programs is considered to be restricted. Restricted cash is held in separate bank accounts and does not become available for general use by the Company until the financial aid is credited to the accounts of students and the cash is transferred to an operating account. Restricted cash is not included in the accounts of the Company and was immaterial at August 31, 2000 and 1999.

Investments

     The Company invests excess cash in investments consisting primarily of equity securities, corporate bonds (maturing in less than one month) and U.S. Government treasury notes (maturing from one to 17 months). The investments are considered available for sale, stated at their fair market value and classified based upon their maturity dates.

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

     At August 31, 2000 and 1999, investments consisted of the following (dollars in thousands):

                                                                  August 31,
                                                               --------------
                                                                2000    1999
                                                               ------  ------
            Fair value--
                 Equity securities..........................   $3,514  $2,770
                 Corporate bonds............................    1,500   3,125
                 U.S. Government treasury notes.............    2,935   2,839
                 Term deposits..............................       38      38
                                                               ------  ------
                           Total investments at fair value..    7,987   8,772
            Unrealized gain                                     1,111     447
                                                               ------  ------
                           Total investments at cost........   $6,876  $8,325
                                                               ======  ======


Advertising and Marketing Costs

     Advertising and marketing costs are expensed as incurred and are included in selling expenses in the accompanying consolidated statements of operations.

Property and Equipment

     Property and equipment are stated at cost. Depreciation and amortization are recognized utilizing both accelerated and straight-line methods. Leasehold improvements are amortized over their estimated useful lives or lease terms, whichever is shorter. Maintenance, repairs and minor renewals and betterments are expensed; major improvements are capitalized. The estimated useful lives and cost basis of property and equipment at August 31, 2000 and 1999, are as follows (dollars in thousands):

                                                       August 31,       Life
                                                    ----------------   ------
                                                      2000     1999
                                                    -------   ------
        Land.....................................   $   517   $  517
        Building and improvements................     2,307    2,307   40 years
        Office equipment.........................     1,390    1,075  3-7 years
        Furniture and fixtures...................       681      424  5-7 years
        Leasehold improvements...................     1,106      837 4-10 years
        Computer equipment and software..........     3,007    2,134  3-5 years
        Instructional equipment and materials....     1,103      938  3-7 years
                                                    -------   ------
                                                     10,111    8,232
        Less--Accumulated depreciation and
           amortization..........................     3,804    2,615
                                                    -------   ------
                                                    $ 6,307   $5,617
                                                    =======   ======

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

Intangible Assets

     Intangible assets include goodwill, intellectual property and covenants not-to-compete related to business acquisitions and the buyout of a former shareholder. Intangible assets are being amortized on a straight-line basis over their estimated useful lives. At August 31, 2000 and 1999, the cost basis and useful lives of intangible assets consist of the following (dollars in thousands):

                                                     August 31,       Life
                                                  ---------------    ------
                                                   2000     1999
                                                  ------   ------
            Goodwill..........................    $7,552   $7,300  15-40 years
            Intellectual property.............       776      776    2-4 years
            Covenants not-to-compete..........       252      252   5-10 years
                                                  ------   ------
                                                   8,580    8,328
            Less--Accumulated amortization....     1,893    1,529
                                                  ------   ------
                                                  $6,687   $6,799
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

Revenue Recognition

         Revenue consists primarily of tuition revenue from courses taught at the schools and workshop fees and sales of related materials. Tuition revenue from courses taught is recognized on a straight-line basis over the length the applicable course is taught. Revenue from workshops is recognized on the date of the workshop. If a student withdraws, future revenue is reduced by the amount of refund due to the student. Refunds are calculated in accordance with federal, state and accrediting agency standards. Revenue from rental of the Company's owned facility is recognized on a straight-line basis over the life of the leases. Textbook sales are recorded upon shipment. Revenue from rent and textbook sales represents less than 7%, 10% and 13% of the Company's net revenue for the fiscal years ended August 31, 2000, 1999 and 1998, respectively. Revenue is stated net of scholarships and grants given to the students, which totaled approximately $726,000, $657,000 and $705,000 for the fiscal years ended August 31, 2000, 1999 and 1998, respectively. Deferred revenue represents the portion of payments received but not earned and is reflected as a current liability in the accompanying consolidated balance sheets as such amount is expected to be earned within the next year.

SAB 101 Revenue Recognition

         On December 3, 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. The SAB outlines basic criteria that must be met before registrants may recognize revenue, including persuasive evidence of the existence of an arrangement, the delivery of products or services, a fixed and determinable sales price, and reasonable assurance of collection. SAB 101 is effective beginning the first fiscal quarter of the first fiscal year beginning after December 15, 1999. Through August 31, 2000, the Company has recognized application, technology and registration fees as revenue upon receipt. Prior to the release of SAB 101, the Company's revenue

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES recognition policy was in compliance with generally accepted accounting principles. Effective September 1, 2000, we will adopt a change in accounting principle to comply with the specific provisions and guidance of SAB 101. SAB 101 will require the Company to recognize revenue related to application, technology, and registration fees over the contract period. The adoption of SAB 101 will not have a material effect on the Company's financial position or results of operations.

Management's Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Stock-Based Compensation

     The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") related to options issued to employees and directors.

Financial Instruments

     The carrying value of current assets and liabilities reasonably approximates their fair value due to their short maturity periods. The carrying value of the Company's debt obligations reasonably approximates their fair value as the stated interest rate approximates current market interest rates of debt with similar terms.

Foreign Currency Translation

     The Company acquired PrimeTech, an entity with operations in Canada, on November 30, 1998. At August 31, 2000 and 1999 revenues and expenses related to these operations have been translated at average exchange rates in effect at the time the underlying transactions occurred. Transaction gains and losses are included in income. Assets and liabilities of this subsidiary have been translated at the year-end exchange rate, with gains and losses resulting from such translation being included in accumulated other comprehensive income at August 31, 2000 and 1999.

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

Earnings Per Share

     The Company had 433,800 and 381,900 shares of its Class A common stock under stock options at August 31, 2000 and 1999, respectively. Of the stock options outstanding at August 31, 2000, 44,283 shares under option were deemed exercisable under the treasury stock method where the average market price exceeded their exercise price. As a result, 140 net shares were added to the calculation of diluted shares outstanding at August 31, 2000. On the other hand, no shares were under stock options were not included in the computation of diluted earnings per share for the year ended August 31, 1999 because the exercise price was greater than the average market price of the common shares.

Comprehensive Income

     For the periods ended August 31, 2000, 1999 and 1998, accumulated other comprehensive income net of tax, was approximately $390,000, $207,000 and $11,000, respectively and would have resulted in a reduction of comprehensive income.

Start-Up Costs

     The Company expenses all start-up and organization costs as incurred and is therefore not impacted by this SOP.

Derivative Instruments

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities." The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value, and based on the amendment, effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, which, therefore, would require the Company to adopt such statement on September 1, 2000. The impact of adopting the standard will not have a material effect on the consolidated operations of the Company beginning September 1, 2000.

3. Business Acquisitions

Real Estate Operation

     On August 31, 1998, the Company purchased 100% of the stock of MCM University Plaza, Inc. from the Company's shareholder at its appraised value of approximately $3.3 million less assumed obligations of

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES approximately $2.6 million. MCM University Plaza, Inc. owns real estate occupied by U of S, and was originally acquired by the Company's shareholder on April 30, 1997 for approximately $2.2 million with funds obtained from a mortgage (Note
4). The assets, liabilities and operations of the real estate are included in the Company's financial statements subsequent to April 30, 1997, the date the Company's shareholder purchased the real estate, in a manner similar to a pooling of interests because the August 1998 transaction was between two parties controlled by the Company's shareholder. The purchase price of MCM University Plaza, Inc.'s stock in excess of the historical book value of the underlying net assets acquired, totaling approximately $720,000, is reflected as a reduction of shareholders' equity.

MIA

     On February 3, 1998, MIA purchased 100% of the capital stock of MIM for a purchase price of approximately $2,368,000. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair value at the date of the acquisition. The purchase price exceeded the fair market value of net assets acquired resulting in goodwill of approximately $1,962,000. During fiscal 2000, the Company negotitated a final purchase price adjustment with the former owner resulting in a payment of approximately $0.1 million; such amount was expensed in fiscal 2000. The purchase price was financed with approximately $2,068,000 in short-term borrowings and cash from operations.

PrimeTech

     On November 30, 1998, the Company acquired 100% of the outstanding stock of PrimeTech, which owns two Canadian schools that award non-degree certificates in network engineering and software programming. Prior to that acquisition the majority shareholder of the Company owned a one-third interest in PrimeTech. Under the acquisition agreement, the Company was required to pay the former owners, consisting of Dr. Markovitz and two operating managers, a total of $500,000 (Canadian Dollars) upon closing and is obligated to issue shares of the Company's common stock, the fair value of which is equal to 102% of PrimeTech's net income, as defined in such agreement, in each of PrimeTech's next three fiscal years. The Company has negotiated agreements with the two operating managers in lieu of future stock issuance as provided for in the acquisition agreement. The agreements specify an aggregate payout of approximately $150,000 (US Dollars) to the two operating managers which was paid in fiscal 2000.

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

4. Debt

     Debt of the Company at August 31, 2000 and 1999, consists of the following:

                                                                                         August 31,
                                                                                       --------------
                                                                                        2000    1999
                                                                                       ------  ------
                                                                                         (dollars in
                                                                                          thousands)
         Borrowings under credit agreement........................................      $ 350  $   --


         Mortgage debt, bearing interest at 9%, requiring monthly principal and interest payments of $18,378 through March 31, 2007 and a final payment of $1,830,368 on April 30, 2007, secured by related
            real estate...........................................................      2,099   2,129


         Promissory note with the former owner of AATBS (being operated by the
            Company under the name Ventura), bearing interest at
            6.25%, requiring an initial payment of $400,000 on January 1, 1998, quarterly principal and interest payments of $75,000 through October
            1, 2002 and a final payment of $375,000 on
            January 1, 2002, secured by the assets of AATBS.......................        655     901


         Promissory note with the former owner of MIM, bearing interest at 8%, requiring monthly principal and interest payments of $9,426
            through May 31, 2001, unsecured.......................................         90     191


         Bank note payable, bearing interest at 9%, requiring monthly principal and interest payments of $1,462 through May 18, 2008,
            secured by real estate................................................         97     106


         Business improvement loans, bearing interest at the prime rate plus
            1.5% (10.5% at August 31, 2000), requiring monthly principal
            payments of $4,810 through 2002.......................................         50     103

         Other ...................................................................         59      54
                                                                                       ------  ------
                                                                                        3,400   3,484
         Less--Current maturities.................................................        796     486
                                                                                       ------  ------
                                                                                       $2,604  $2,998
                                                                                       ======  ======

     During 1999, the Company entered into a credit agreement with a syndicate of banks ("Credit Agreement"), which provides for revolving credit borrowings of up to $20 million. Borrowings under the Credit Agreement bear interest at a variable rate equal to (at the Company's option) the principal lender's prime rate as in effect from time to time or the London Inter-Bank Offered Rate plus, in each case, a margin of between 25 and 250 basis points, depending on the type of loan and the Company's ratio of funded debt to EBITDA. The interest rate being charged on amounts outstanding at August 31, 2000 was 9.75%. In addition, the Credit Agreement provides for an unused commitment fee of 37.5 basis points on commitments available but unused under the Credit Agreement, as well as certain other customary fees. The Credit Agreement provides for a blanket lien on all material assets of the Company and a pledge of the capital stock of all the Company's material subsidiaries, as well as guarantees from all such subsidiaries. The Credit Agreement restricts the Company and its subsidiaries' ability to take certain actions, including incurring additional indebtedness or altering the Company's current method of doing business. The Credit Agreement also contains certain financial covenants and ratios that may have the effect of restricting the Company's ability to take certain actions in light of their impact on the Company's financial condition or results of operations. As of August 31, 2000 the Company was in compliance or received a covenant waiver. The
Credit Agreement terminates on May 21, 2001. As of August 31, 2000 and 1999, outstanding borrowings under this Credit Agreement totaled approximately
$350,000 and $0, respectively.

     The Company previously had three line-of-credit agreements with various banks which provided for aggregate maximum borrowings of $700,000. These credit agreements expired in 1999. Amounts outstanding under these agreements bore bear interest at rates ranging from prime to prime plus 2% (8.5% to 10.5% at August
31, 1999) and were secured by the assets of MIM, AATBS, Ventura and ASPP. As of August 31, 1999, outstanding borrowings under these agreements totaled $0.

     At August 31, 2000, future annual principal payments of long-term debt are as follows (dollars in thousands):

                              August 31--
                              2001..................    $  796
                              2002..................       492
                              2003..................        50
                              2004..................        55
                              2005..................        60
                              2006 and thereafter...     1,947
                                                        ------
                                                        $3,400
                                                        ======


                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

5. Income Taxes

Prior to the initial public offering of the Company's common shares completed on March 8, 1999, the Company included its income and expenses with those of its shareholder for Federal and certain state income tax purposes (an S Corporation election). Accordingly, the consolidated statements of operations for the fiscal year ended August 31, 1998 does not include a provision for Federal income taxes. In connection with the Company's initial public offering, the Company terminated its S Corporation election and recorded a deferred income tax asset and corresponding income tax benefit of $764,222, arising from a change in the Company's tax status. Beginning March 8, 1999, the Company provides for deferred income taxes under the asset and liability method of accounting. This method requires the recognition of deferred income taxes based upon the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

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

     The provision for income taxes for the years ended August 31, 2000, 1999 and 1998 consists of the following (dollars in thousands):

                                                                                  2000     1999       1998
                                                                                 ------   ------     ------
          Current:
               Federal.....................................................      $2,000    $ 676      $ --
               State.......................................................         442      210        29
                                                                                 ------    -----      ----
             Total current provision.......................................       2,442      886        29

          Deferred:
               Federal.....................................................         110       51        --
               State.......................................................          32        3        --
               Foreign.....................................................        (348)    (132)       --
                                                                                 ------    -----      ----
             Total deferred benefit........................................        (206)     (78)       --

          Initial recognition of deferred income tax benefit resulting
             from change in tax status.....................................          --     (764)       --
                                                                                 ------    -----      ----
          Total income tax provision.......................................      $2,236    $  44      $ 29
                                                                                 ======    =====      ====

     A reconciliation of the statutory Federal tax rate to the actual effective income tax rate for the years year ended August 31, 2000 and 1999, is as follows (tax provision for 1998 relates to only the S Corporation taxes):

                                                                                   2000     1999
                                                                                  ------   ------
          Statutory Federal income tax rate...................................     34.0%    34.0%
          Foreign taxes.......................................................      0.7     (0.2)
          State income taxes, net of federal benefit..........................      4.8      4.6
          Income tax benefit recognized as a result of change in tax status...       --    (16.5)
          S Corporation income taxes to its shareholder.......................       --    (25.4)
          Permanent and other.................................................      2.2      4.5
                                                                                   ----    -----
               Effective rate.................................................     41.7%     1.0%
                                                                                   ====    =====

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

     The significant components of deferred income tax assets and liabilities as of August 31, 2000 and 1999 are as follows (dollars in thousands):

                                                             2000     1999

          Deferred income tax assets:
               Canadian Tax net operating loss
               carryforward............................     $  488  $ 122
               Payroll and related benefits............        144    149
               Allowance for doubtful accounts.........        123    122
               Fixed assets............................         97    105
               Deferred rent...........................        279    241
               Other...................................          3    137
                                                           -------  -----
                    Total deferred income tax assets...      1,134    876
          Deferred income tax liabilities:
               Other...................................        (86)   (34)
                                                           -------  -----
                    Total net deferred tax assets......    $ 1,048  $ 842
                                                           =======  =====


     No valuation allowance for deferred income tax assets at August 31, 2000 and 1999 has been recorded as the Company believes that it is more likely than not that the deferred tax assets will be realized in the future.

6. Shareholders' Equity

     The Company adopted a repurchase program for the Company's Class A Common Stock of up to 500,000 shares. Shares of Class A Common Stock will be purchased by the Company from time to time through open market purchases and private purchase, as available. Under this program, the Company has repurchased 482,000 shares as of August 31, 2000 at a total cost of approximately $2,131,000.

     Class A common stock and Class B common stock have identical rights except that each share of Class B common stock is entitled to ten votes on all matters submitted to a vote of shareholders as compared to one vote for each share of Class A common stock and Class B common stock may be (and in certain cases are required to be) converted into Class A common stock on a share-for-share basis.


7. Stock Plans

     During 1999, the Company adopted the 1999 Stock Incentive Plan. Under this plan the Company can grant up to 750,000 options exercisable into shares of Class A common stock to certain members of management. Most of the options vest and become exercisable in three equal annual installments commencing with their issuance and at the next two anniversary dates. Some options are vested at the date of grant based on determinations made by the Company's board of directors. The stock options expire ten years from the date of grant.

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

     The following table summarizes stock option activity under the Plan:

                                             August 31, 2000       August 31, 1999
                                             ---------------       ---------------
                                              Shares   Weighted     Shares     Weighted
                                              ------   --------     ------     --------
                                                        Average                Average
                                                        -------                -------
                                                          Price                  Price
                                                          -----                  -----
Outstanding at beginning of year             381,900    $ 13.54         --     $    --
Granted                                       97,500       6.17    381,900       13.54
Exercised                                         --         --         --          --
Canceled                                     (45,600)     14.00         --          --
                                             -------    -------    -------     -------
Outstanding at end of year                   433,800    $ 11.84    381,900     $ 13.54
                                             =======    =======    =======     =======
Options exercisable at year-end              301,600    $ 12.37    163,300     $ 12.93

     The following table summarizes information about stock options outstanding at August 31, 2000:

                           Options Outstanding               Options Exercisable
                           -------------------               -------------------
        Range of                     Weighted-Average                  Weighted-Average
     Exercise Prices       Shares     Remaining Life         Shares     Remaining Life
     ---------------       ------     --------------         ------     --------------
      $5.375-$7.500       124,500          9.62              70,500          9.59
         $14.00           309,300          8.55             231,100          8.55

     The Company also adopted the Employee Stock Discount Purchase Plan ("Stock Purchase Plan") during 1999. The Stock Purchase Plan allows full-time employees to purchase shares of Class A Common Stock through payroll deductions of up to 10% of gross pay, at a cost per share of 90% of the lowest closing price of the stock on the Nasdaq National Market during the Plan quarter. The Company has reserved 375,000 shares of Class A Common Stock for issuance in connection with the Stock Purchase Plan. Through August 31, 2000, 8,299 shares of Class A Common Stock have been issued under this Plan.

     The weighted average fair value of options issued during 2000 and 1999 was $3.642 and $9.703 and was estimated on the date of grant based on the Black-Scholes option pricing model assuming, among other things, a risk-free interest rate of 6.02% for 2000 and 5.81% for 1999; no dividend yield; expected volatility of 63% for 2000 and 70% for 1999 and an expected life of five years for 2000 and 10 years for 1999. Had compensation costs for options issued during 1999 been determined in accordance with SFAS 123, the Company's net income and diluted net income per share for the year ended August 31, 2000 would have been approximately $2,223,000 and $.34, respectively and for the year ended August 31, 1999 would have been approximately $2,783,000 and $.47, respectively.

     The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years. This primarily relates to the fact that options vest over several years and pro forma compensation cost is recognized as the options vest. Furthermore, the compensation cost is dependent on the number of options granted, which may vary in future periods.

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

8. Leases

Facilities and Equipment Leases

     The Company maintains operating leases for its educational and office facilities and for certain office and computer equipment. The facility leases generally require the Company to pay for pro rata increases in property taxes, maintenance and certain operating expenses. Rent expense under operating leases, recognized on a straight-line basis over the term of the lease (excluding property taxes, maintenance and operation costs), totaled, $4,288,901, $2,811,567 and $1,617,784 for the fiscal years ended August 31, 2000, 1999 and 1998, respectively.

Real Estate Rental Income

     The Company leases certain space of its building owned by MCM University Plaza, Inc. in Sarasota, Florida, to outside parties under noncancellable operating leases.

     At August 31, 2000, the approximate future minimum rental income and commitments under operating leases that have initial or remaining noncancellable lease terms in excess of one year are as follows (dollars in thousands):

                                                          Real Estate
                                                          -----------
                                                              and       total
                                                              ---       -----
                                                 Lease      Sublease  Operating
                                                 -----      --------  ---------
                                              Commitments    Income     Leases
                                              -----------    ------     ------
          For the year ended August 31,
               2001.........................     $  3,064    $ (298)  $ 2,766
               2002.........................        3,212      (164)    3,048
               2003.........................        3,242      (122)    3,120
               2004.........................        2,971       (24)    2,947
               2005.........................        2,912        (8)    2,904
               2006 and thereafter..........        8,413        --     8,413
                                                 --------    ------   -------
                                                 $ 23,814    $ (616)  $23,198
                                                 ========    ======   =======

9. Commitments and Contingencies

Letters of Credit

     The Company has outstanding irrevocable letters of credit totaling approximately $962,000 as of August 31, 2000, which were primarily issued in connection with leases for office facilities.

Litigation

     The Company, Dr. Markovitz and certain other companies in which Dr. Markovitz has an interest had been named as defendants in Charlena Griffith, et al. v. University Hospital, L.L.C. et al., a class action lawsuit filed in November 1997 and in the United States District Court for the Northern District of Illinois, Eastern Division. This lawsuit was settled between the parties at no cost to the Company.

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

     From time to time, the Company is subject to occasional lawsuits, investigations and claims arising out of the normal conduct of business. Management does not believe the outcome of any pending claims will have a material adverse impact on the Company's consolidated financial position or consolidated results of operations.

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

     The standards employ a ratio methodology under which an institution need only satisfy a single standard--the composite score standard. The ratio methodology takes into account an institution's total financial resources and provides a combined score of the measures of those resources along a common scale (from negative 1.0 to positive 3.0). It allows a relative strength in one measure to mitigate a relative weakness in another measure.

     If an institution achieves a composite score of at least 1.5, it is financially responsible without further oversight. If an institution achieves a composite score from 1.0 to 1.4, it is in the "zone," is subject to additional monitoring, and may continue to participate as a financially responsible institution for up to three years. Additional monitoring may require the school to (1) notify the DOE, within 10 days of certain changes, such as an adverse accrediting action; (2) file its financial statements earlier than the six month requirement following the close of the fiscal year and (3) subject the school to a cash monitoring payment method. If an institution achieves a composite score below 1.0, it fails to meet the financial responsibility standards unless it qualifies under the provisions of an alternative standard (i.e., letter of credit equal to 50% of the Title IV program funds expended from the prior fiscal year or equal to at least 10% of the Title IV program funds expended from the prior fiscal year and provisional certification status). The institution may also be placed on the cash monitoring payment method or the reimbursement payment method. The Company applied these new regulations to its financial statements as of August 31, 2000 and has determined that the Company and each of its institutions satisfied the standards based upon their composite scores.

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

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

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

11. Related-Party Transactions

     On August 30, 1998, the majority shareholder of the Company issued a note to the Company in the form of a capital contribution totaling $6,000,000. The principal and accrued interest thereon was repaid in full during 1999.

     Prior to the Offering, a company owned by the majority shareholder of the Company provides management services for the Company and its schools. For the years ended August 31, 1999 and 1998, the Company incurred and paid expenses totaling $667,849 and $2,271,232, respectively, related to such services. Subsequent to the Offering, such services are no longer provided by the affiliated company.

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

     The Company paid certain administrative and other expenses on behalf of an entity partially owned by the majority shareholder of the Company. The total amount owed to the Company from this entity for such advances was approximately $49,000 at August 31, 2000 and 1999. The affiliated entity paid a management fee to the Company of approximately $72,000 during fiscal 1999 related to such services. This arrangement was terminated upon the initial public offering in March, 1999.

John Marshall Law School

     The Company entered into a long-term management arrangement with John Marshall Law School ("John Marshall") of Atlanta, Georgia in September 1999. The arrangement includes a management agreement, an option to purchase John Marshall exercisable at the Company's discretion over a 10-year period and a line of credit of $600,000 between the Company and John Marshall. The line of credit is secured by essentially all of the assets of John Marshall. The principal and any interest are due in 2003. As of August 31, 2000, the Company had advanced approximately $500,000 under the line of credit. As provided for under the agreement, the Company receives a management fee based upon John Marshall's net revenue. During fiscal 2000, the Company provided $330,000 of management services under the agreement. The Company has advanced $2,149,000 to fund operating activities of John Marshall during fiscal 2000 and has committed to advance an additional $1.5 million during fiscal 2001, if needed. Amounts owed from John Marshall are included in other long-term assets. The Company's assessment of the realizability of advances to John Marshall is based upon its assessment of the ability of John Marshall to become accredited, the fair market value of John Marshall's net assets, among other factors, and could result in the recognition of losses during fiscal 2001.

     In 1987, the Georgia Supreme Court mandated that John Marshall obtain American Bar Association ("ABA") accreditation before 2003. The ABA has to date refused such accreditation. On September 5, 2000, John Marshall filed an appeal regarding its accreditation, which is scheduled to be heard in February 2001. If the appeal is successful, the Company has been advised that the ABA will send a two-person team to inspect the school and verify that shortcomings noted in previous inspections have been addressed. If the appeal proves unsuccessful, John Marshall can begin the accreditation process again with a new application filing in the Fall of 2001. Though the Company believes that accreditation can be achieved before the 2003 deadline, there exist a myriad of circumstances that cannot be foreseen and over which the Company has no control that could interfere with the granting of accreditation status to John Marshall; thus, there can be no assurance that accreditation will be received. This could affect the Company's ability to fully realize amounts it has advanced to John Marshall.

12. Profit-Sharing Plan

     The Company maintains a 401(k) profit-sharing plan that covers full-time employees. Employees can contribute up to 15%. Contributions to the plan are made at the discretion of the Board of Directors as well as by employees in lieu of current salary. Contributions by the Company totaled $713,235, $585,423 and $455,778 for the years ended August 31, 2000, 1999 and 1998, respectively.

13. Segment Reporting

     In accordance with, the Financial Accounting Standards Board SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance.


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

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     The following table presents financial data for the years ended August 31, 2000, 1999 and 1998, for these segments (dollars in thousands):

                                              Schools    Test Preparation  Consolidated
                                              -------    ----------------  ------------
                           2000
          Revenue..........................   $40,642         $  3,529       $ 44,171
          Income from operations...........     3,838            1,037          4,875
          Depreciation and amortization....     1,370              185          1,555
          Interest revenue.................       854               --            854
          Interest expense.................       248               52            300
          Net income.......................     2,625              495          3,120
          Total assets.....................    31,626            5,058         36,684
          Capital expenditures.............     1,872                3          1,875
          Long-lived assets................     9,444            3,550         12,994

                         1999

          Revenue..........................   $33,176         $  3,690       $ 36,866
          Income from operations...........     3,469            1,036         4,505
          Depreciation and amortization....     1,028              377         1,405
          Interest revenue.................       695               --           695
          Interest expense.................       401              166           567
          Net income.......................     3,796              787         4,583
          Total assets.....................    30,233            4,086        34,319
          Capital expenditures.............     1,860               29         1,889
          Long-lived assets................     8,684            3,732        12,416

          1998

          Revenue..........................   $25,597         $  3,755       $ 29,352
          Income from operations...........       785            1,015          1,800
          Depreciation and amortization....       565              373            938
          Interest revenue.................       357               --            357
          Interest expense.................       308              293            601
          Net income.......................       805              710          1,515
          Total assets.....................    18,591            4,884         23,475
          Capital expenditures.............       579               18            597
          Long-lived assets................     6,480            4,081         10,561


14. Valuation and Qualifying Accounts

     The following summarizes the activity of the allowance for doubtful accounts (dollars in thousands):

                                             Balance at     Net Charges    Increase    Balance at
                                             ----------     -----------    --------    ----------
                                            Beginning of   to Operating     Due to       End of
                                            ------------   ------------     ------       ------
                                               Period        Expenses    Acquisitions    Period
                                               ------        --------    ------------    ------
         Student receivable allowance
            activity for the year ended
            August 31, 1998..............      $   30       $ 177           $  23        $ 230
         Student receivable allowance
            activity for the year ended
            August 31, 1999..............      $  230       $  47           $  39        $ 316
         Student receivable allowance
            activity for the year ended
            August 31, 2000..............      $  316       $  (5)          $  --        $ 311

15. Subsequent Events

     On September 1, 2000, the Company entered into a Consulting Agreement with Leeds Equity Associates, L.P. This partnership includes as a partner Jeffrey Leeds, a member of the Company's board of directors. This Agreement encompasses the performance of Company requested services over the six month term of the Agreement. Payment is represented by a stock purchase warrant providing for the purchase of 200,000 shares of the Company's Class A common stock at a purchase price of $6.48 per share and with a seven year exercise period. The value of the warrants will be charged to expense over the next six month period. Management is in the process of valuing the warrants which under various assumptions could total as much as $950,000.

     The Company announced on November 16, 2000, that it has entered into an agreement to purchase Western State University College of Law, in Fullerton, California ("Western State") for approximately $13 million less certain deductions as provided for in the agreement. The proposed transaction is subject to approval by accrediting and regulatory entities, including the Western Association of Schools and Colleges, the American Bar Association and the U.S. Department of Education. The acquisition is anticipated in first quarter of 2001.