Form 10-Q
period 2000-11-30
ARGOSY EDUCATION GROUP INC
filed 2001-01-16
CIK 1070042

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2000
                        Commission file number 000-29820

                          ARGOSY EDUCATION GROUP, INC.
             (Exact name of registrant as specified in its charter)



                 Illinois                               36-2855674
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)              Identification No.)

                            Two First National Plaza
                        20 South Clark Street, Suite 2800
                             Chicago, Illinois 60603
                            Telephone: (312) 899-9900
     (Address, including zip code, and telephone number, including area code, of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X   NO

     At January 11, 2001 the registrant had 6,481,062 shares of common stock outstanding.

                         ARGOSY EDUCATION GROUP, INC.

                                     INDEX

Description                                                             Page No.
Part I.  Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets........................... 3
         Condensed Consolidated Statements of Operations................. 4
         Condensed Consolidated Statements of Cash Flows................. 5
         Notes to Condensed Consolidated Financial Statements............ 6

Item 2.  Management's Discussion and Analysis of Results of Operations
              and Financial Condition.................................... 9

Item 3.  Quantitative and Qualitative Disclosure About Market Risk...... 14

Part II. Other Information

Item 1.  Legal Proceedings.............................................. 14

Item 2.  Changes in Securities and Use of Proceeds...................... 14

Item 3.  Defaults Upon Senior Securities................................ 14

Item 4.  Submission of Matters to a Vote of Security-Holders............ 14

Item 5.  Other Information.............................................. 14

Item 6.  Exhibits and Reports on Form 8-K............................... 14

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Amounts in thousands)
                                  (Unaudited)

                                                                              November 30, 2000        August 31, 2000
                                                                              -----------------        ---------------
     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                       $    5,812             $    8,115
     Short-term investments                                                               4,544                  7,787
     Receivables, net                                                                     3,211                  2,764
     Prepaid expenses and other current assets                                            1,351                    908
                                                                                     ----------             ----------
           Total current assets                                                          14,918                 19,574
PROPERTY AND EQUIPMENT, net                                                               6,687                  6,307
NON-CURRENT INVESTMENTS                                                                       0                    200
OTHER ASSETS                                                                              1,005                    937
WESTERN STATES INVESTMENT                                                                 6,857                      0
ADVANCES TO JOHN MARSHALL                                                                 3,495                  2,979
INTANGIBLES, net                                                                          6,571                  6,687
                                                                                     ----------             ----------
           TOTAL ASSETS                                                              $   39,533             $   36,684
                                                                                     ==========             ==========

           LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt                                            $      890             $      796
     Accounts payable                                                                     1,902                  1,162
     Accrued payroll and other related liabilities                                          887                    634
     Accrued expenses                                                                       851                    543
     Deferred revenue and student deposits                                                3,224                  2,726
                                                                                     ----------             ----------
           Total current liabilities                                                      7,754                  5,861
                                                                                     ----------             ----------

LONG-TERM DEBT, less current maturities                                                   2,516                  2,604

DEFERRED RENT                                                                               758                    710


COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Class A common stock - 30,000,000 shares authorized, $.01 par value,
       2,060,594 and 2,059,417 shares issued and outstanding at November 30,
       2000 and August 31, 2000 respectively                                                 21                     21
     Class B common stock - 10,000,000 shares authorized,
       $.01 par value, 4,900,000 shares issued and outstanding
       at November 30, 2000 and August 31, 2000 respectively                                 49                     49
     Additional paid-in capital                                                          25,131                 25,131
     Treasury Stock-at cost: 482,000 shares at cost                                      (2,131)                (2,131)
     Stock Warrants                                                                         860                      0
     Accumulated other comprehensive income                                                 370                  1,102
     Purchase price in excess of predecessor carryover                                     (720)                  (720)
     Retained earnings                                                                    4,925                  4,057
                                                                                     ----------             ----------
           Total stockholders' equity                                                    28,505                 27,509
                                                                                     ----------             ----------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $   39,533             $   36,684
                                                                                     ==========             ==========

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                        Three Months Ended
                                                           November 30,
                                                           ------------
                                                       2000           1999
                                                       ----           ----
Revenues:
       Tuition and fees, net                           $ 13,190        $ 10,926
       Other                                                 80             688
                                                       --------        --------
            Total revenues, net                          13,270          11,614
                                                       --------        --------

Operating expenses:
       Cost of education                                  5,822           5,062
       Selling expenses                                   1,477           1,038
       General and administrative expenses                4,669           3,825
                                                       --------        --------
            Total operating expenses                     11,968           9,925
                                                       --------        --------

       Income from operations                             1,302           1,689

Other income (expense):
       Interest income                                      225             215
       Interest expense                                     (75)            (70)
       Other income                                           4              19
                                                       --------        --------
            Total other income net                          154             164
                                                       --------        --------

Income before provision for income taxes                  1,456           1,853

Total income taxes                                          575             748
                                                       --------        --------

Net income                                             $    881        $  1,105
                                                       ========        ========
Net income per share:
       Basic and diluted                               $   0.14        $   0.17
                                                       ========        ========

Weighted average shares outstanding:

       Basic                                              6,478           6,693
                                                       ========        ========
       Diluted                                            6,484           6,693
                                                       ========        ========

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)

                                                                                      Three Months Ended
                                                                                         November 30,
                                                                                   2000                1999
                                                                                   ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income                                                                    $   881             $ 1,105
       Adjustments to reconcile net income to net cash
         provided by operating activities -
            Depreciation and amortization                                                407                 350
            Deferred taxes                                                              (101)               (199)
            Issuance of stock performance grants and warrants                            430                 213
            Changes in operating assets and liabilities                                1,312                 870
                                                                                     -------             -------
                Net cash provided by operating activities                              2,929               2,339
                                                                                     -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment, net                                          (687)               (604)
       Advances to John Marshall Law School                                             (405)               (406)
       Business acquisition, net of cash                                              (6,857)               (104)
       (Purchase) sale of investments, net                                             2,773              (2,339)
                                                                                     -------             -------
                Net cash used in investing activities                                 (5,176)             (3,453)
                                                                                     -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Purchase of treasury stock                                                          0              (2,131)
       Borrowing of long-term debt                                                       115                   -
       Payments of long-term debt                                                       (110)               (119)
                                                                                     -------             -------
                Net cash (used in)  provided by financing activities                       5              (2,250)
                                                                                     -------             -------

EFFECTIVE EXCHANGE RATE CHANGES ON CASH                                                  (61)                (12)
                                                                                     -------             -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                                                                      (2,303)             (3,376)

CASH AND CASH EQUIVALENTS, beginning of period                                         8,115               8,980
                                                                                     -------             -------

CASH AND CASH EQUIVALENTS, end of period                                             $ 5,812             $ 5,604
                                                                                     =======             =======

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

         The accompanying condensed unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments which include only normal recurring adjustments, necessary to present fairly the financial condition and results of operations of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's report on Form 10K, as filed with the Securities and Exchange Commission. The results of operations for the three months ended November 30, 2000 are not necessarily indicative of results that can be expected for the entire fiscal year.

         The condensed consolidated financial statements as of November 30, 2000 and the three months ended November 30, 2000 and November 30, 1999 include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Note 2 - Acquisition

     The Company announced on November 16, 2000, that it has entered into an agreement to purchase Western State University College of Law, in Fullerton, California ("Western States") for approximately $13 million less certain deductions as provided for in the agreement. The proposed transaction is subject to approval by accrediting and regulatory entities, including the Western Association of Schools and Colleges, the American Bar Association and the U.S. Department of Education. In entering into the agreement, the Company placed $6,857,000 into escrow. The escrow will be distributed at closing. The acquisition is anticipated in first quarter of 2001.

Note 3 - Recent Accounting Pronouncement

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101 ("SAB 101"). SAB 101 requires deferral of certain revenue items over the period that the related service is provided. Adoption of SAB 101 is required by the Company's fourth quarter of fiscal 2001. The SEC has recently issued interpretive guidance on the implementation of this bulletin, and the Company is completing an evaluation of its effects. SAB 101 requires the deferral of certain fees and other charges over the period of service (student enrollment); however, based on preliminary analysis, the Company does not expect SAB 101 to have a significant effect on its consolidated results of operations, financial position and cash flow.

Note 4 - Shareholders' Equity

         In the first quarter of 1999, the Company adopted a repurchase program for the Company's Class A Common Stock of up to 500,000 shares. Shares of Class A Common Stock will be purchased by the Company from time to time through open market purchases and private purchase, as available. Under this program, the Company has repurchased 482,000 shares as of November 30, 2000 and August 31, 2000 at a total cost of approximately $2,131,000.

Note 5 - Related-Party Transactions

     As of September 1, 1999 the Company entered into an agreement to manage the John Marshall Law School of Atlanta, Georgia ("John Marshall"). The agreement is for 10 years and includes an option to purchase John Marshall. The right can be exercised at the Company's discretion. In addition, a line of credit of $600,000 was established between the Company and John Marshall. As of November 30, 2000, the Company advanced approximately $500,000 under the line of credit and approximately $2,994,000 to fund operations under the management agreement and has committed to advance an additional $1.0 million in fiscal 2001 if needed. The Company's assessment of the realizability of advances to John Marshall is based upon its assessment of the ability of John Marshall to become accredited, the fair market value of John Marshall's net assets, among other factors, and could result in the recognition of losses during fiscal 2001.

     On September 1, 2000, the Company entered into a Consulting Agreement with Leeds Equity Associates, L.P. This partnership includes as a partner Jeffrey Leeds, a member of the Company's board of directors. This Agreement encompasses the performance of Company requested services over the six month term of the Agreement. Payment is represented by a stock purchase warrant providing for the purchase of 200,000 shares of the Company's Class A common stock at a purchase price of $6.48 per share and with a seven year exercise period. The warrants are immediately exercisable and based upon the Black Scholes pricing model valued at $860,000. The warrant value is being expensed over the service period resulting in half of the charge recorded in this fiscal quarter and the remaining charge occuring in the second quarter of 2001.

Note 6 - Comprehensive Income

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

                                                      Three Months Ended
                                                      ------------------

                                                   November        November
                                                   --------        --------
                                                   30, 2000        30, 1999
                                                   --------        --------

Net income                                         $   881         $  1,105

Other comprehensive income:
   Unrealized gain/(loss) on investments              (400)             117
   Foreign currency translation adjustment             (46)              --
                                                   ---------------------------

Total other comprehensive income                      (446)             117
                                                   ---------------------------

Comprehensive income                               $   435         $  1,222
                                                   ===========================


         For the period ended November 30, 2000 and November 30, 1999 Accumulated Other Comprehensive Income, net of tax, was approximately $222,000 and $385,000, respectively, and would have resulted in a reduction of Comprehensive Income.

     Note 7 - Segment Reporting

          The Company has two business segments: 1) Schools ("Schools") and 2) Test Preparation Materials and Workshops ("Test Preparation"). These segments are managed as separate strategic business units due to the distinct nature of their operations. The Schools Segment, which represents the operations of ASPP, U of S, MIA and PrimeTech, provides programs in psychology, education, business, allied health professions, network engineering and software programming. All operations of the Schools Segment are located in the United States with the exception of PrimeTech, which is located in Canada. The Test Preparation Segment offers courses and materials for post-graduate psychology and counseling license examinations and is located in the United States.

          The following table presents financial data for the three months ended November 30, 2000 and November 30, 1999 for these segments (dollars in thousands):

                                Schools      Test Preparation      Consolidated
                                -------      ----------------      ------------
       Three Months Ended
       November 30, 2000
       -----------------
     Revenue                         $12,419            $ 851          $13,270
     Income from operations            1,113              189            1,302
     Net Income                          774              107              881
     Total Assets                     34,423            5,110           39,533

       Three Months Ended
       November 30, 1999
       -----------------
     Revenue                         $10,749            $ 865          $11,614
     Income from operations            1,450              239            1,689
     Net Income                          970              135            1,105
     Total Assets                     30,690            3,938           34,628


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

Results of Operations

The following table summarizes the Company's operating results as a percentage of net revenue for the period indicated:

                                                      Three Months Ended
                                                          November 30,
                                                          -----------
                                                    2000            1999
                                                    ----            ----

     Total revenues, net                               100%            100%

     Operating expenses:
     Cost of education                                 43.9            43.6
     Selling expenses                                  11.1             8.9
     General and administrative expenses               35.2            32.9
                                                       ----            ----

     Total operating expenses                          90.2            85.4
                                                       ----            ----

     Income from operations                             9.8            14.6

     Total other income (expense), net                  1.2             1.4
                                                        ---             ---

     Income before provision for income taxes          11.0            16.0

     Provision for income taxes                         4.3             6.4
                                                        ---             ---

     Net income                                         6.7%            9.6%
                                                        ====            ====

     Three Months Ended November 30, 2000 Compared to Three Months Ended November 30, 1999

          Net revenues increased 14.3% from $11.6 million in the first quarter of fiscal 2000 to $13.3 million in the first quarter of fiscal 2001, due to increased revenue at all schools. The revenue increase is primarily due to internal growth and tuition increases.

          Cost of education increased 15.0% from $5.1 million in the first quarter of fiscal 2000 to $5.8 million in the first quarter of fiscal 2001, due to additional teaching costs to meet the growth in the number of students attending the schools. As a percentage of net revenue, cost of education increased slightly from 43.6% in fiscal 2000 to 43.9% in fiscal 2001.

          Selling expenses increased 42.3% from $1.0 million in the first quarter of fiscal 2000 to $1.5 million in the first quarter of fiscal 2001. As a percentage of revenue, selling expenses increased from 8.9% to 11.1% primarily due to the addition of recruiters and more aggressive advertising at all of the Argosy schools. This is an integral part of our marketing strategy.

          General and administrative expenses increased 22.1% from $3.8 million in the first quarter of fiscal 2000 to $4.7 million in the first quarter of fiscal 2001 and, as a percentage of net revenue increased from 32.9% to 35.2% from quarter to quarter. The dollar increase is primarily due to the expensing of warrants issued for general and academic services. On September 1, 2000, the Company entered into a Consulting Agreement with Leeds Equity Associates, LP. This partnership includes, as a partner Jeffrey Leeds, a member of the Company's board of directors. This agreement encompasses the performance of Company requested services over the six month term of the agreement. Payment is represented by a stock purchase warrant providing for the purchase of 200,000 shares of the Company's Class A common stock at a purchase price of $6.48 per share and with a seven year exercise period. The value of the warrants was established at $.8 million and half of the charge was recorded in the first fiscal quarter of 2001. An additional charge of $.4 million will occur in the second quarter. Additional expenses were incurred for additional management payroll costs.

         The provision for income taxes decreased from $0.7 million in the first quarter of fiscal 2000 to $.6 million in the first quarter of fiscal 2001.

         Net income decreased 20.3%, from $1.1 million in the first quarter of fiscal 2000 to $.9 million in the first quarter of fiscal 2001 due to the reasons discussed above.

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

Liquidity and Capital Resources

         Since its formation, the Company has financed its operating activities primarily through cash generated from operations. Completed acquisitions have been financed primarily through debt instruments. Net cash provided by operating activities increased from $2.3 million in the three months ended November 30, 1999 to $2.9 million in the three months ended November 30, 2000. The Company had $7.2 million of working capital as of November 30, 2000 compared to $13.7 million of working capital as of August 31, 2000. The primary decrease is attributable to the $6.9 million escrow payment made pursuant to the Western States acquisition agreement. Advances made to John Marshall during the three months ended November 30, 2000 were approximately $.4 million.

         Capital expenditures increased from $0.6 million in the three months ended November 30, 1999 to $.7 million in the same period in 2000. Capital expenditures are expected to increase as the student population increases and the Company continues to upgrade and expand current facilities and equipment. The Company has no other commitments for material capital expenditures.

         The Company entered into a long-term management arrangement with John Marshall Law School of Atlanta, Georgia in September 1999. As of November 30, 2000, the Company has advanced nearly $3.5 million to the John Marshall Law School in connection with that arrangement. The arrangement includes a management agreement, a 10-year option to purchase John Marshall exercisable at the Company's discretion and a line of credit of $600,000 between the Company and John Marshall. As of November 30, 2000, the Company had advanced approximately $500,000 under the line of credit and approximately $3.0 million in operating cash under the management agreement. These advances are included in other long-term assets. During the three months ended November 30, 2000, the Company advanced $500,000 and has committed to advance an additional $1.0 million for John Marshall in fiscal 2001, if needed.

         In 1987, the Georgia Supreme Court mandated that John Marshall obtain American Bar Association ("ABA") accreditation before 2003. The ABA has to date refused such accreditation. On September 5, 2000, John Marshall filed an appeal regarding its accreditation, which is scheduled to be heard in February 2001. If the appeal is successful, the Company has been advised that the ABA will send a two-person team to inspect the school and verify that shortcomings noted in previous inspections have been addressed. If the appeal proves unsuccessful, John Marshall can begin the accreditation process again with a new application filing in the fall of 2001. Though the Company believes that accreditation can be achieved before the 2003 deadline, there exists a myriad of circumstances that cannot be foreseen and over which the Company has no control that could interfere with the granting of accreditation status to John Marshall; thus, there can be no assurance that accreditation will be received which could impact the Company's ability to recover its $3.5 million advance to John Marshall.

         The Company has entered into an agreement to purchase Western State University College of Law, in Fullerton, California ("Western States") for approximately $13 million less certain deductions as provided for in the agreement. The proposed transaction is subject to approval by accrediting and regulatory entities, including the Western Association of Schools and Colleges, the American Bar Association and the U.S Department of Education. Pursuant to the terms of the transaction, the Company paid $6.8 million escrow in November 2000 and will make the remaining purchase price payment upon closing. The acquisition is anticipated in the first quarter of 2001

Item 3. Quantitative and Qualitative Disclosure About Market Risk

         The Company is exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of its investments. The Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The Company has debt with fixed annual rates of interest ranging from 6.25% to 10.50% totaling $3.2 million at November 30, 2000. In addition, at November 30, 2000, the Company has debt in the amount of $0.4 million with interest at the higher of the Federal Funds Rate plus 0.5% or the lender's rate of interest. The Company estimates that the fair value of each of its debt instruments approximated its market value on November 30, 2000.

         The Company is subject to fluctuations in the value of the Canadian dollar vis-a-vis the U.S. dollar. The fair value of the financial statements of these operations approximated current market rates at November 30, 2000.

         From time to time, the Company invests excess cash in marketable securities. These investments principally consist of U.S. Treasury notes, corporate bonds, short-term commercial paper and money market accounts, the fair value of which approximated current market rates at November 30, 2000.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security-Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits

     10.34 Purchase and Sale Agreement, dated November 14, 2000 between Western State University And the Company

     27.1 Financial Data Schedule

     (b)  Reports on Form 8-K:

          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARGOSY EDUCATION GROUP, INC.

January 16, 2001                            /s/  Charles T. Gradowski
                                           -------------------------------
                                           Charles T. Gradowski
                                           Chief Financial Officer