Form 10-Q/A
period 2000-02-29
ARGOSY EDUCATION GROUP INC
filed 2001-03-26
CIK 1070042

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-Q/A

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

                         ARGOSY EDUCATION GROUP, INC.

                                     INDEX

Description                                                             Page No.
Part I.   Financial Information

Item 1.   Financial Statements

         Condensed Consolidated Balance Sheets.............................   3
         Condensed Consolidated Statements of Operations...................   4
         Condensed Consolidated Statements of Cash Flows...................   5
         Notes to Condensed Consolidated Financial Statements..............   6


Item 2.   Management's Discussion and Analysis of Results of Operations
               and Financial Condition.....................................  12

Item 3.   Quantitative and Qualitative Disclosure About Market Risk........  16

Part II.  Other Information

Item 1.   Legal Proceedings................................................  16

Item 2.   Changes in Securities and Use of Proceeds........................  16

Item 3.   Defaults Upon Senior Securities..................................  16

Item 4.   Submission of Matters to a Vote of Security-Holders..............  16

Item 5.   Other Information................................................  17

Item 6.   Exhibits and Reports on Form 8-K.................................  17

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Amounts in thousands)
                                  (Unaudited)

                                                                      February 29, 2000                      August 31, 1999
                                                                      -----------------                      ---------------
                                                                         As Restated
                                                                          See Note 2
    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                           $           8,042                      $         8,980
  Short-term investments                                                          8,347                                6,027
  Receivables, net                                                                3,127                                1,593
  Prepaid expenses and other current assets                                         906                                1,324
                                                                      -----------------                      ---------------
        Total current assets                                                     20,422                               17,924
PROPERTY AND EQUIPMENT, net                                                       6,488                                5,617
NON-CURRENT INVESTMENTS                                                           1,824                                2,745
OTHER ASSETS                                                                      1,266                                  734
ADVANCES TO JOHN MARSHALL                                                           918                                  500
INTANGIBLES, net                                                                  6,799                                6,799
                                                                      -----------------                      ---------------
        TOTAL ASSETS                                                  $          37,717                      $       $34,319
                                                                      =================                      ===============

        LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                                $             913                      $           486
  Accounts payable                                                                1,482                                1,109
  Accrued payroll and other related liabilities                                     858                                  547
  Accrued expenses                                                                  995                                  417
  Deferred revenue and student deposits                                           4,444                                2,548
                                                                      -----------------                      ---------------
        Total current liabilities                                                 8,692                                5,107
                                                                      -----------------                      ---------------

LONG-TERM DEBT, less current maturities                                           2,776                                2,998

DEFERRED RENT                                                                       723                                  610

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Class A common stock - 30,000,000 shares authorized,
     $.01 par value, 2,000,000 shares issued and outstanding                         21                                   20
  Class B common stock - 10,000,000 shares authorized,
     $.01 par value, 4,900,000 shares issued and outstanding                         49                                   49
  Additional paid-in capital                                                     25,118                               24,871
  Treasury Stock                                                                (2,131)                                    -
  Accumulated other comprehensive income                                            876                                  447
  Purchase price in excess of predecessor carryover                               (720)                                 (720)
  Retained earnings                                                               2,313                                  937
                                                                      -----------------                      ---------------
        Total stockholders' equity                                               25,526                               25,604
                                                                      -----------------                      ---------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $          37,717                      $        34,319
                                                                      =================                      ===============

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                                           Three Months Ended                        Six Months Ended
                                                        February 29,   February 28,              February 29,    February 28,
                                                            2000           1999                      2000           1999
                                                            ----            ---                      ----           ----
                                                         As Restated                             As Restated
                                                          See Note 2.                             See Note 2.
Revenues:
  Tuition and fees, net                                 $       9,683   $     7,992              $     20,624    $      16,530
  Other                                                           893         1,087                     1,566            1,890
                                                        -------------   -----------              ------------    -------------
    Total revenues, net                                        10,576         9,079                    22,190           18,420
                                                        -------------   -----------              ------------    -------------
Operating expenses:
  Cost of education                                             4,929         4,504                     9,991            8,755
  Selling expenses                                                795           417                     1,833              778
  General and administrative expenses                           3,586         3,009                     7,513            5,496
  Related party general and administrative expense                  -           231                         -              655
                                                        -------------   -----------              ------------    -------------
    Total operating expenses                                    9,310         8,161                    19,337           15,684
                                                        -------------   -----------              ------------    -------------
  Income from operations                                        1,266           918                     2,853            2,736

Other income (expense):
  Losses attributable to John Marshall                           (570)            -                      (749)               -
  Interest income                                                 228           172                       443              313
  Interest expense                                                (72)         (147)                     (142)            (320)
  Other income (expense)                                          (68)            -                       (49)              (4)
                                                        -------------   -----------              ------------    -------------
    Total other income (expense), net                            (482)           25                      (497)             (11)
                                                        -------------   -----------              ------------    -------------

Income before provision for income taxes                          784           943                     2,356            2,725

Income taxes:
  Income tax provision on C corporation income                    345             -                       980                -
  Income tax provision on S corporation income                      -            38                         -               61
                                                       --------------   -----------              ------------    -------------
    Total provison for income taxes                               345            38                       980               61
                                                       --------------   -----------              ------------    -------------
Net income                                             $          439   $       905              $      1,376    $       2,664
                                                       ==============   ===========              ============    =============
Net income per share:
  Basic and diluted                                    $         0.07   $      0.18              $       0.21    $        0.54
                                                       ==============   ===========              ============    =============
Weighted average shares outstanding:
  Basic and diluted                                             6,472         4,900                     6,583            4,900
                                                       ==============   ===========              ============    =============

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)

                                                                                             Six Months Ended
                                                                                     February 29,        February 28,
                                                                                         2000                1999
                                                                                         ----                ----
                                                                                      As Restated
                                                                                      See Note 2.
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income                                                                            $  1,376            $  2,664
       Adjustments to reconcile net income to net cash
         provided by operating activities -
            Depreciation and amortization                                                         663                 607
            Deferred taxes                                                                       (184)                  -
            Issuance of stock performance grants                                                  228                   -
            Losses attributable to John Marshall                                                  749                   -
            Changes in operating assets and liabilities                                         1,825                 597
                                                                                             --------            --------
                Net cash provided by operating activities                                       4,657               3,868
                                                                                             --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment, net                                                 (1,368)               (558)
       Business acquisitions, net of cash                                                        (165)               (186)
       (Purchase) sale of investments, net                                                       (948)                479
       Advances (to) from related party                                                        (1,167)                 65
                                                                                              --------           --------
                Net cash used in investing activities                                          (3,648)               (200)
                                                                                              --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Purchase of treasury stock                                                              (2,131)                  -
       Borrowing of long-term debt                                                                436                 150
       Payments of long-term debt                                                                (231)               (426)
       Shareholder distribution                                                                     -              (1,382)
       Repayment of shareholder note                                                                -               3,278
       Payments to former owners of acquired businesses                                             -                (268)
                                                                                              -------            --------
                Net cash (used in) provided by financing activities                            (1,926)              1,352
                                                                                              -------            --------

EFFECTIVE EXCHANGE RATE CHANGES ON CASH                                                           (21)                 (3)
                                                                                              -------            --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                                                                                 (938)              5,017

CASH AND CASH EQUIVALENTS, beginning of period                                                  8,980               2,712
                                                                                              -------            --------

CASH AND CASH EQUIVALENTS, end of period                                                      $ 8,042            $  7,729
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

     The accompanying condensed unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial condition and results of operations of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's report on Form 10K, as filed with the Securities and Exchange Commission. The results of operations for the six months ended February 29, 2000 are not necessarily indicative of results that could be expected for the entire fiscal year.

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

     On December 3, 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. The SAB outlines basic criteria that must be met before registrants may recognize revenue, including persuasive evidence of the existence of an arrangement, the delivery of products or services, a fixed and determinable sales price, and reasonable assurance of collection. SAB 101 is effective beginning the first fiscal quarter of the first fiscal year beginning after December 15, 1999. Prior to the release of SAB 101, our revenue recognition policy was in compliance with generally accepted accounting principles. In the fourth quarter of fiscal 2001, we will adopt a change in accounting principle to comply with the specific provisions and guidance of SAB 101. SAB 101 will require us to recognize revenue related to application, technology, and registration fees over the contract period. Through February 29, 2000, we have recognized application, technology and registration fees as revenue upon receipt. We are currently in the process of estimating the cumulative effect of this accounting change and do not believe that this change will have a material impact on our financial position or operating results. The effect will be recorded in the fiscal year 2001.

2. Restatements

     Subsequent to the issuance of the Company's consolidated financial statements for the quarterly period ended February 29, 2000, it was determined that the previously reported operating results for three and six month periods ended February 29, 2000 were overstated. The accompanying financial statements have been revised primarily to reflect adjustments to reduce the carrying value of the Company's advances to John Marshall Law School. It was determined that the more appropriate accounting for the advances to John Marshall is to treat this as an equity method investment. The accounting for the advances to John Marshall has been revised to reduce the amount of the advances to John Marshall to reflect John Marshall's operating losses during the three and six months ended February 29, 2000. The 2000 financial statements were restated to give effect to the revised accounting for the John Marshall advances from the point in time that the management agreement (Note 6) was in place (September 1, 1999).


A summary of the effects of the restatements follows (dollars in thousands):


                                                   For the three months              For the six months
                                                          ended                            ended
                                                    February 29, 2000                 February 29, 2000
                                                -------------------------------------------------------
                                                    As             As              As            As
                                                Previously      Restated       Previously     Restated
                                                 Reported                       Reported
                                                ----------      --------       ----------     --------
Net Revenue                                     $  10,576       $ 10,576       $  22,190      $ 22,190
                                                ---------       --------       ---------      --------
Operating expenses:
 Cost of education                                  4,929          4,929           9,991         9,991
 Selling expenses                                     795            795           1,833         1,833
 General and administrative expenses                3,498          3,586           7,323         7,513
                                                ---------       --------       ---------      --------
     Total operating expenses                       9,222          9,310           9,147        19,337
                                                ---------       --------       ---------      --------
     Income from operations                         1,354          1,266           3,043         2,853
                                                ---------       --------       ---------      --------
Other income (expense):

 Losses attributable to John                           --           (570)             --          (749)
  Marshall
 Interest income                                      228            228             443           443
 Interest expense                                     (72)           (72)           (142)         (142)
 Other expense                                        (68)           (68)            (49)          (49)
                                                ---------       --------       ---------      --------
     Total other income (expense), net                 88           (482)            252          (497)
                                                ---------       --------       ---------      --------
     Income before provision for
      income taxes                                  1,442            784           3,295         2,356

Provision for income taxes                            608            345           1,356           980
                                                ---------       --------       ---------      --------
Net income                                      $     834       $    439       $   1,939      $  1,376
                                                =========       ========       =========      ========
Earnings per share
Basic                                           $    0.13       $   0.07       $    0.29      $   0.21
                                                =========       ========       =========      =======
Weighted average shares                             6,472          6,472           6,583         6,583
                                                =========       ========       =========      =======
 outstanding - basic
Diluted                                         $    0.13       $   0.07       $    0.29      $   0.21
                                                =========       ========       =========      =======
Weighted average shares                             6,472          6,472           6,583         6,583
                                                =========       ========       =========      =======
 outstanding - diluted

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

                                                                     February 29, 2000
                                                       ------------------------------------------
                                                            As
                                                        Previously
                   ASSETS                                 Reported                    As Restated
---------------------------------------------          ------------                   -----------
Current Assets:
 Cash and cash equivalents                               $    8,042                     $   8,042
 Short-term investments                                       8,347                         8,347
 Receivables, net                                             3,127                         3,127
 Prepaid expenses                                               906                           906
                                                         ----------                     ---------
           Total current assets                              20,422                        20,422
                                                         ----------
Property and equipment, net                                   6,488                         6,488
                                                         ----------                     ---------
Other Assets:
 Non-current investments                                      1,824                         1,824
 Other assets                                                   890                         1,266
 Advances to John Marshall                                    1,857                           918
 Intangibles, net                                             6,799                         6,799
                                                         ----------                     ---------
Total Assets                                             $   38,280                     $  37,717
                                                         ==========                     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
 Current maturities on long-term debt                    $      913                     $     913
 Accounts payable                                             1,482                         1,482
 Accrued payroll and related expenses                           858                           858
 Accrued expenses                                               995                           995
 Deferred revenue                                             4,444                         4,444
                                                         ----------                     ---------
           Total current liabilities                          8,692                         8,692
                                                         ----------                     ---------
Long-term debt, less current maturities                       2,776                         2,776
                                                         ----------                     ---------
Deferred rent                                                   723                           723
                                                         ----------                     ---------
Commitments and contingencies
Shareholders' equity:
 Class A common stock                                            21                            21
 Class B common stock                                            49                            49
 Additional paid-in capital                                  25,118                        25,118
 Treasury stock                                              (2,131)                       (2,131)
Accumulated other comprehensive income                          876                           876
 Purchase price in excess of predecessor carryover             (720)                         (720)
  basis
 Retained earnings                                            2,876                         2,313
                                                         ----------                     ---------
           Total shareholders' equity                        26,089                        25,526
                                                         ----------                     ---------
Total liabilities and shareholders' equity               $   38,280                     $  37,717
                                                         ==========                     =========

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

Note 4 - Income Taxes

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

Note 5: Shareholders' Equity

     The Company adopted a repurchase program for the Company's Class A Common Stock of up to 500,000 shares. Shares of Class A Common Stock will be purchased by the Company from time to time through open market purchases and private purchase, as available. Under this program, the Company has repurchased 482,000 shares as of February 29, 2000 at a total cost of approximately $2,131,000.

Note 6: Related-Party Transactions

     As of September 1, 1999 the Company entered into an agreement to manage the John Marshall Law School of Atlanta, Georgia ("John Marshall"). The agreement is for 10 years and includes an option to purchase John Marshall. The right can be exercised at the Company's discretion. In addition, a line of credit of $600,000 was established between the Company and John Marshall. As of February 29, 2000, the Company advanced approximately $500,000 under the line of credit and approximately $1,167,000 under the management agreement, the amounts are included in other long term assets. For the three and six months ended February 28, 2000 , the losses for John Marshall, excluding intercompany transactions, of $0.6 million and $0.7 million, respectively, have been included as other expenses in the Company's statements of operations and have been reflected as a reduction of the advances made to John Marshall.

Note 7: Comprehensive Income

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

                                                           Comprehensive               Accumulated Other
                                                               Income                    Comprehensive
                                                                                    Income/(Loss)- Foreign
                                                                                     Currency Translation
                                                                                          Adjustment
                                                        -------------------         ------------------------
Balance August 31, 1998                                                             $                      2
Net income for the six months ended February 28, 1999   $             2,664
Other Comprehensive Income -                                              2                                2
   Foreign currency translation adjustment
Unrealized loss on investments                                          (31)                             (31)
                                                        -------------------         ------------------------


Comprehensive income for the six months
    Ended February 28, 1999                             $             2,635
                                                        ===================
Balance, February 28, 1999                                                          $                    (27)
                                                                                    ========================

Balance August 31, 1999                                                             $                    447
Net income for the six months ended February 29, 2000   $             1,376
Other Comprehensive Income -                                            (21)                             (21)
   Foreign currency translation adjustment
                                                                        450                              450
  Unrealized gain on investments                        -------------------         ------------------------


Comprehensive income for the six months
    Ended February 29, 2000                             $             1,805
                                                        ===================         ------------------------
Balance, February 29, 2000                                                          $                    876
                                                                                    ========================

The accumulated other comprehensive income balance has been restated to conform to the SFAS No. 130 requirements.

Note 8: Segment Reporting

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

     The following table presents financial data for the three and six months ended February 29, 2000 and February 28, 1999 for these segments (dollars in thousands):

                                   Schools        Test Preparation        Consolidated
                                   -------        ----------------        ------------
      Three Months Ended
      February 29, 2000
      ------------------
Revenue                            $ 9,709             $       867              $10,576
Income from operations               1,036                     230                1,266
Net Income                             309                     130                  439
Total Assets                        33,810                   3,907               37,717

      Three Months Ended
      February 28, 1999
      ------------------
Revenue                            $ 8,191             $       888              $ 9,079
Income from operations                 649                     269                  918
Net Income                             692                     213                  905
Total Assets                        22,207                   5,005               27,212

      Six Months Ended
      February 29, 2000
      -----------------
Revenue                            $20,458             $     1,732              $22,190
Income from operations               2,384                     469                2,853
Net Income                           1,111                     265                1,376
Total Assets                        33,810                   3,907               37,717

      Six Months Ended
      February 28, 1999
      ------------------
Revenue                            $16,635             $     1,785              $18,420
Income from operations               2,219                     517                2,736
Net Income                           2,269                     395                2,664
Total Assets                        22,207                   5,005               27,212

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

     As more fully described in Note 2. to the Consolidated Financial Statements (and in the Companies annual report on Form 10K/A for the year ended August 31, 2000) certain financial information in the filing has been restated to correct previously issued financial statements . The discussion in this item reflects those restatements.

     Results of Operations

The following table summarizes the Company's operating results as a percentage of net revenue for the period indicated:

                                                         Three Months Ended                     Six Months Ended
                                                   February 29,       February 28,       February 29,      February 28,
                                                 --------------     --------------       ------------      ------------
                                                      2000               1999                2000               1999
                                                      ----               ----                ----               ----

Total revenues, net                                         100%               100%               100%              100%

Operating expenses:
Cost of education                                          46.6               49.6               45.0              47.5
Selling expenses                                            7.5                4.6                8.3               4.2
General and administrative expenses                        33.9               33.1               33.9              29.8
Related party general and administrative                      -                2.6                  -               3.6
 expense                                                   ----               ----               ----              ----

Total operating expenses                                   88.0               89.9               87.2              85.1
                                                           ----               ----               ----              ----

Income from operations                                     12.0               10.1               12.8              14.9

Total other income (expense), net                          (4.6)               0.3               (2.2)             (0.1)
                                                           ----               ----               ----              ----

Income before provision for income taxes                    7.4               10.4               10.6              14.8

Provision for income taxes                                  3.2                0.4                4.4               0.3
                                                           ----               ----               ----              ----

Net income                                                  4.2%              10.0%               6.2%             14.5%
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

     General and administrative expenses increased 19.2% from $3.0 million in the second quarter of fiscal 1999 to $3.6 million in the second quarter of fiscal 2000 and, as a percentage of net revenue increased from 33.1% to 33.9% in the second quarter of fiscal 2000. The dollar increase is primarily due to additional expenses incurred as a public company, additional management payroll costs, additional costs of start up operations, and additional depreciation expense due to the continued investment in the Company's equipment and computer systems.

     Related party general and administrative expenses, which represents amounts paid to a company owned by the majority shareholder that provided management services for the Company and its schools, was $0.2 million in the second quarter of fiscal 1999. Upon consummation of the Offering, the relationship with the related company was terminated.

     Other income (expense), net, changed from $0.03 million of income in the second quarter of fiscal 1999 to $0.5 million of expense in the second quarter of fiscal 2000 due to equity losses relating to the Company's investment in John Marshall Law School of $0.6 million offset by an increase in net interest income attributable to proceeds from the initial public offering used to reduce debt.

     The provision for income taxes increased from $0.03 million in the second quarter of fiscal 1999 to $0.3 million in the second quarter of fiscal 2000, due to the Company's change to a C Corporation on March 8, 1999. There was a negligible tax charge for the second quarter of fiscal 1999 while the Company was an S Corporation.

     Net income decreased 51.5%, from $0.9 million in the second quarter of fiscal 1999 to $0.4 million in the second quarter of fiscal 2000; due primarily to start up operations at three campuses and the start up of the internet campus, additional general and administrative expenses as relates to a public company, higher income taxes due to a change in the tax status of the Company and equity losses related to the Company's investment in John Marshall Law School. This was offset by the increased profitability at existing schools and the elimination of related party general and administrative expenses.

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

     General and administrative expenses increased 36.7% from $5.5 million in the first six months of fiscal 1999 to $7.5 million in the first six months of fiscal 2000 and, as a percentage of net revenue increased from 29.8% to 33.9%. The increase is primarily due to additional expenses incurred as a public company, additional management payroll costs, additional costs of start up operations, and additional depreciation expense due to the continued investment in the Company's equipment and computer systems.


     Related party general and administrative expenses, which represents amounts paid to a company owned by the majority shareholder that provided management services for the Company and its schools, was $0.7 million in the first six months of fiscal 1999. Upon consummation of the Offering, the relationship with the related company was terminated.

     Other income (expense), net increased from $0.01 million of expense in the first six months of fiscal 1999 to $0.5 million of expense in the first six months of fiscal 2000 due to equity losses relating to the Company's investment in John Marshall Law School of $0.7 million offset by decreases in interest expense due to the use of proceeds from the initial public offering to reduce debt.

     The provision for income taxes increased from $0.06 million in the first six months of fiscal 1999 to $1.0 million in the first six months of fiscal 2000, due to the Company's change to a C Corporation on March 8, 1999. There was a negligible tax charge for the first six months of fiscal 1999 while the Company was an S Corporation.

     Net income decreased 48.3%, from $2.7 million in the first six months of fiscal 1999 to $1.4 million in the first six months of fiscal 2000; due primarily to start up operations at three campuses and the start up of the internet campus, additional general and administrative expenses as relates to a public company and higher income taxes due to a change in the tax status of the Company. In addition the Company recorded equity losses relating to the Company's investment in John Marshall Law School. These reductions in operating income were offset by the increased profitability at existing schools and the elimination of related party general and administrative expenses.

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

Liquidity and Capital Resources

     Since its formation, the Company has financed its operating activities primarily through cash generated from operations. Acquisitions have been financed primarily through debt instruments. Net cash provided by operating activities increased from $3.9 million in the six months ended February 28, 1999 to $4.7 million in the six months ended February 29, 2000. The Company had $11.7 million of working capital as of February 29, 2000 compared to $12.8 million of working capital as of August 31, 1999. Advances to John Marshall approximate $1.2 million for the six months ending February 29, 2000.

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

     The Company entered into a long-term management arrangement with John Marshall Law School of Atlanta, Georgia in September 1999. The arrangement includes a management agreement, a 10-year option to purchase John Marshall exercisable at the Company's discretion and a line of credit of $600,000 between the Company and John Marshall. As of ,February 29, 2000 the Company had advanced approximately $500,000 under the line of credit and approximately $1.2 million in operating cash under the management agreement. These advances, net of John Marshall operating losses, are included in other long term assets.

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

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security-Holders

(a)  Our annual meeting of stockholders was held on January 28, 2000.

(b) Our stockholders voted as follows to elect seven directors to our board of directors:

       Directors                       For                            Against
       ---------                       ---                            -------
                             Class A          Class B          Class A         Class B
                            ---------        ---------        ---------        -------
Michael C. Markovitz        1,853,763        4,900,000           6,235            -
Harold J. O'Donnell         1,853,763        4,900,000           6,235            -
Theodore J. Herst           1,853,763        4,900,000           6,235            -
Karen M. Knab               1,853,763        4,900,000           6,235            -
Michael W. Mercer           1,853,763        4,900,000           6,235            -
Kalman K. Shiner            1,853,763        4,900,000           6,235            -
Leslie M. Simmons           1,853,763        4,900,000           6,235            -

     All of the directors' terms expired as of the annual meeting and therefore all of the directors were up for re-election at the annual meeting.

(c) Our stockholders voted as follows to ratify the appointment of Arthur Andersen LLP as independent auditors of our financial statements for the year ended August 31, 2000:

            For                         Against                        Abstain
            ---                         -------                        -------
  Class A         Class B         Class A        Class B         Class A         Class B
 ---------       ---------       --------        -------         -------         -------
 1,854,779       4,900,000         2,934            -             2,285             -

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K:

    (a)  Exhibits

    (b)  Reports on Form 8-K:

         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARGOSY EDUCATION GROUP, INC.


March 26, 2001                                  /s/ Charles T. Gradowski
                                                -------------------------
                                                Charles T. Gradowski
                                                Chief Financial Officer