Form 10-Q/A
period 2000-05-31
ARGOSY EDUCATION GROUP INC
filed 2001-03-26
CIK 1070042

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

                         ARGOSY EDUCATION GROUP, INC.

                                     INDEX

Description                                                                              Page No.
Part I.   Financial Information

Item 1.   Financial Statements

         Condensed Consolidated Balance Sheets..............................................    3
         Condensed Consolidated Statements of Operations....................................    4
         Condensed Consolidated Statements of Cash Flows....................................    5
         Notes to Condensed Consolidated Financial Statements...............................    6

Item 2.   Management's Discussion and Analysis of Results of Operations
                  and Financial Condition...................................................   11

Item 3.   Quantitative and Qualitative Disclosure About Market Risk.........................   16

Part II.   Other Information

Item 1.   Legal Proceedings.................................................................   16

Item 2.   Changes in Securities and Use of Proceeds.........................................   16

Item 3.   Defaults Upon Senior Securities...................................................   16

Item 4.   Submission of Matters to a Vote of Security-Holders...............................   16

Item 5.   Other Information.................................................................   16

Item 6.   Exhibits and Reports on Form 8-K..................................................   16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Amounts in thousands)
                                  (Unaudited)

                                                                     May 31, 2000          August 31, 1999
                                                                     ------------          ---------------
                                                                      As Restated
                                                                       See Note 2.
           ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                      $        10,530        $         8,980
     Short-term investments                                                   7,406                  6,027
     Receivables, net                                                         3,151                  1,593
     Prepaid expenses and other current assets                                  897                  1,324
                                                                    ---------------        ---------------
           Total current assets                                              21,984                 17,924
PROPERTY AND EQUIPMENT, net                                                   6,391                  5,617
NON-CURRENT INVESTMENTS                                                       1,085                  2,745
OTHER ASSETS                                                                  1,560                    734
ADVANCES TO JOHN MARSHALL                                                       807                    500
INTANGIBLES, net                                                              6,762                  6,799
                                                                    ---------------        ---------------
           TOTAL ASSETS                                             $        38,589        $        34,319
                                                                    ===============        ===============

           LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt                           $           957        $           486
     Accounts payable                                                         1,024                  1,109
     Accrued payroll and other related liabilities                            1,043                    547
     Accrued expenses                                                         1,073                    417
     Deferred revenue and student deposits                                    4,400                  2,548
                                                                    ---------------        ---------------
           Total current liabilities                                          8,497                  5,107
                                                                    ---------------        ---------------

LONG-TERM DEBT, less current maturities                                       2,656                  2,998

DEFERRED RENT                                                                   717                    610

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Class A common stock - 30,000,000 shares authorized,
      $.01  par  value, 2,058,430 and 2,000,000 shares issued and
      outstanding at May 31, 2000 and August 31, 1999 respectively               21                     20
     Class B common stock - 10,000,000 shares authorized,
      $.01 par value, 4,900,000 shares issued and outstanding                    49                     49
     Additional paid-in capital                                              25,128                 24,871
     Treasury Stock-at cost: 482,000 shares at May 31, 2000,
      none at August 31, 1999                                                (2,131)                     -
     Accumulated other comprehensive income                                     697                    447
     Purchase price in excess of predecessor carryover                         (720)                  (720)
     Retained earnings                                                        3,675                    937
                                                                    ---------------        ---------------
           Total stockholders' equity                                        26,719                 25,604
                                                                    ---------------        ---------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $        38,589        $        34,319
                                                                    ===============        ===============

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                           Three Months Ended              Nine Months Ended
                                                         May 31,         May 31,         May 31,        May 31,
                                                         -------         -------         -------        -------
                                                           2000            1999            2000           1999
                                                           ----            ----            ----           ----
                                                        As Restated                     As Restated
                                                        See Note 2.                     See Note 2.
Revenues:
       Tuition and fees, net                              $   11,928     $    9,887     $   32,552     $   26,586
       Other                                                     689            808          2,255          2,529
                                                          ----------     ----------     ----------     ----------
            Total revenues, net                               12,617         10,695         34,807         29,115
                                                          ----------     ----------     ----------     ----------
Operating expenses:
       Cost of education                                       5,285          4,838         15,276         13,593
       Selling expenses                                          900            307          2,733          1,086
       General and administrative expenses                     3,783          2,607         11,296          8,103
       Related party general and administrative expense           -             13              -            668
                                                          ----------     ----------     ----------     ----------
            Total operating expenses                           9,968          7,765         29,305         23,450
                                                          ----------     ----------     ----------     ----------
       Income from operations                                  2,649          2,930          5,502          5,665
Other income (expense):
       Losses attributable to John Marshall                     (442)             -         (1,191)              -
       Interest income                                           206            244            649            557
       Interest expense                                          (79)          (181)          (221)          (504)
       Other income (expense)                                    (15)             -            (64)             -
                                                          ----------     ----------     ----------     ----------
            Total other income (expense), net                   (330)            63           (827)            53
                                                          ----------     ----------     ----------     ----------

Income before provision for income taxes                       2,319          2,993          4,675          5,718
Income taxes:
       Income tax provision on C corporation income              956          1,182          1,936          1,182
       Income tax provision on S corporation income                                                            62
       Deferred income taxes recorded in conjunction
         with termination of S corporation election                -           (764)             -           (764)
                                                          ----------     ----------     ----------     ----------
         Total income taxes                                      956            418            480          1,936
                                                          ----------     ----------     ----------     ----------
Net income                                                $    1,363     $    2,575     $    2,739     $    5,238
                                                          ==========     ==========     ==========     ==========
Net income per share:
       Basic and diluted                                  $     0.21     $     0.38     $     0.42     $     0.95
                                                          ==========     ==========     ==========     ==========
Weighted average shares outstanding:
       Basic                                                   6,476          6,748          6,547          5,523
                                                          ==========     ==========     ==========     ==========
       Diluted                                                 6,478          6,748          6,547          5,523
                                                          ==========     ==========     ==========     ==========

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)

                                                                         Nine Months Ended
                                                                                May 31,
                                                                      2000                 1999
                                                                      ----                 ----
                                                                   As Restated
                                                                   See Note 2.
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income                                                      $  2,739            $  5,238
       Adjustments to reconcile net income to net cash
         provided by operating activities -
            Depreciation and amortization                                 1,103                 961
            Deferred taxes                                                 (246)                  -
            Issuance of stock performance grants                            228                   -
            Losses attributable to John Marshall                          1,191
            Changes in operating assets and liabilities                   1,344               1,002
                                                                      ---------           ---------
                Net cash provided by operating activities                 6,359               7,201
                                                                      ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment, net                           (1,600)               (992)
       Business acquisitions, net of cash                                  (247)               (185)
       Sale (purchase) of investments, net                                  560              (5,120)
       Advances (to)/ from related party                                 (1,498)                 33
                                                                      ---------           ---------
                Net cash used in investing activities                    (2,785)             (6,264)
                                                                      ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Issuance of common stock                                               -              26,040
       Offering costs                                                         -              (1,184)
       Purchase of treasury stock                                        (2,131)                  -
       Borrowing of long-term debt                                          480                 150
       Payments of long-term debt                                          (351)             (5,281)
       Shareholder distribution                                               -             (15,469)
       Repayment of shareholder note                                          -               3,278
       Payments to former owners of acquired businesses                       -                (272)
                                                                      ---------           ---------
                Net cash (used in) provided by financing activities      (2,002)              7,262
                                                                      ---------           ---------
EFFECTIVE EXCHANGE RATE CHANGES ON CASH                                     (22)                (23)
                                                                      ---------           ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 1,550               8,176

CASH AND CASH EQUIVALENTS, beginning of period                            8,980               2,712
                                                                      ---------           ---------

CASH AND CASH EQUIVALENTS, end of period                              $  10,530           $  10,888
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

     On December 3, 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. The SAB outlines basic criteria that must be met before registrants may recognize revenue, including persuasive evidence of the existence of an arrangement, the delivery of products or services, a fixed and determinable sales price, and reasonable assurance of collection. SAB 101 is effective beginning the first fiscal quarter of the first fiscal year beginning after December 15, 1999. Prior to the release of SAB 101, our revenue recognition policy was in compliance with generally accepted accounting principles. In the fourth quarter of fiscal 2001, we will adopt a change in accounting principle to comply with the provisions and guidance of SAB 101. SAB 101 will require us to recognize revenue related to application, technology, and registration fees over the contract period. Through May 31, 2000, we have recognized application, technology and registration fees as revenue upon receipt. We have estimated the cumulative effect of this accounting change to be approximately $0.2 million as of May 31, 2000. The effect will be recorded in the of fiscal year 2001.

Note 2. Restatements

     Subsequent to the issuance of the Company's consolidated financial statements for the quarterly period ended May 31, 2000, it was determined that the previously reported operating results for three and nine month periods ended May 31, 2000 were overstated. The accompanying financial statements have been revised to reflect adjustments to reduce the carrying value of the Company's advances to John Marshall Law School. It was determined that the more appropriate accounting for the advances to John Marshall is to treat this as an equity method investment. The accounting for the advances to John Marshall has been revised to reduce the amount of the advances to John Marshall to reflect John Marshall's operating losses during the three and nine months ended May 31, 2000. The 2000 financial statements were restated to give effect to the revised accounting for the John Marshall advances from the point in time that the management agreement (See Note 6)was in place (September 1, 1999).


A summary of the effects of the restatements follows (dollars in thousands):

                                                      For the three months           For the nine months
                                                       ended May  31, 2000            ended May 31, 2000

                                                    -------------------------------------------------------
                                                         As             As             As           As
                                                     Previously      Restated      Previously    Restated
                                                      Reported                       Reported
                                                     -----------    ----------     -----------   ----------
Net Revenue                                            $12,696        $12,617        $34,886      $ 34,807
                                                     ---------      ---------      ---------      --------
Operating expenses:
    Cost of education                                    5,285          5,285         15,276        15,276
    Selling expenses                                       900            900          2,733         2,733
    General and administrative expenses                  3,702          3,783         11,025        11,296
                                                     ---------      ---------      ---------      --------

       Total operating expenses                          9,887          9,968         29,034        29,305
                                                     ---------      ---------      ---------      --------
       Income from operations                            2,809          2,649          5,852         5,502
                                                     ---------      ---------      ---------      --------
Other income (expense):
    Losses attributable to John Marshall                    --           (442)            --        (1,191)
    Interest income                                        206            206            649           649
    Interest expense                                       (79)           (79)          (221)         (221)
    Other expense                                          (15)           (15)           (64)          (64)
                                                     ---------      ---------      ---------      --------
       Total other income (expense), net                   112           (330)           364          (827)
                                                     ---------      ---------      ---------      --------

       Income before provision for                       2,921          2,319          6,216         4,675
    income taxes
Provision for income taxes                               1,197            956          2,553         1,936
                                                     ---------      ---------      ---------      --------
Net income                                            $  1,724       $  1,363       $  3,663      $  2,739
                                                     =========      =========      =========      ========
Earnings per share
Basic                                                 $   0.27       $   0.21       $   0.56      $   0.42
                                                     =========      =========      =========      ========
Weighted average shares outstanding - basic              6,476          6,476          6,547         6,547

                                                     =========      =========      =========      ========
Diluted                                               $   0.27       $   0.21       $   0.56      $   0.42
                                                     =========      =========      =========      ========
Weighted average shares outstanding - diluted            6,478          6,478          6,547         6,547
                                                     =========      =========      =========      ========

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

                                                              May 31, 2000
                                                  -----------------------------------
                                                     As Previously
                          ASSETS                        Reported       As Restated
----------------------------------------------    ----------------- -----------------
Current Assets:
    Cash and cash equivalents                           $ 10,530         $ 10,530
    Short-term investments                                 7,406            7,406
    Receivables, net                                       3,230            3,151
    Prepaid expenses                                         865              897
                                                   -------------    -------------
                     Total current assets                 22,031           21,984
                                                   -------------    -------------
Property and equipment, net                                6,391            6,391
                                                   -------------    -------------
Other Assets:
    Non-current investments                                1,085            1,085
    Other assets                                             976            1,560
    Advances to John Marshall                              2,269              807
    Intangibles, net                                       6,762            6,762
                                                   -------------    -------------
Total Assets                                            $ 39,514         $ 38,589
                                                   =============    =============

           LIABILITIES AND SHAREHOLDERS' EQUITY
          --------------------------------------
Current Liabilities:
    Current maturities on long-term debt                $    957         $    957
    Accounts payable                                       1,024            1,024
    Accrued payroll and related expenses                   1,043            1,043
    Accrued expenses                                       1,073            1,073
    Deferred revenue                                       4,400            4,400
                                                   -------------    -------------
                    Total current liabilities              8,497            8,497
                                                   -------------    -------------
Long-term debt, less current maturities                    2,656            2,656
                                                   -------------    -------------
Deferred rent                                                717              717
                                                   -------------    -------------
Commitments and contingencies
Shareholders' equity:
    Class A common stock                                      21               21
    Class B common stock                                      49               49
    Treasury stock                                        (2,131)          (2,131)
    Additional paid-in capital                            25,128           25,128
    Accumulated other comprehensive income                   697              697
    Purchase price in excess of predecessor
       carryover basis                                      (720)            (720)
    Retained earnings                                      4,600            3,675
                                                   -------------    -------------
                     Total shareholders' equity           27,644           26,719
                                                   -------------    -------------
Total liabilities and shareholders' equity              $ 39,514         $ 38,589
                                                   =============    =============

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

Note 6: Related-Party Transactions

     As of September 1, 1999 the Company entered into an agreement to manage the John Marshall Law School of Atlanta, Georgia ("John Marshall"). The agreement is for 10 years and includes an option to purchase John Marshall. The right can be exercised at the Company's discretion. In addition, a line of credit of $600,000 was established between the Company and John Marshall. As of May 31, 2000, the Company advanced approximately $500,000 under the line of credit and approximately $1,498,000 to fund operations under the management agreement.
For the three and nine months ended May 31, 2000 , the losses for John Marshall, excluding intercompany transactions, of $0.4 million and $1.2 million, respectively, have been included as other expenses in the Company's statements of operations and have been reflected as a reduction of the advances made to John Marshall.


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

                                                   Three Months Ended             Nine Months Ended
                                                   ------------------             -----------------
                                             May 31,            May 31,         May 31,     May 31,
                                             -------            -------         -------     -------
                                               2000               1999            2000        1999
                                               ----               ----            ----        ----
Net income                                   $     1,363      $    2,575      $   2,739     $   5,238

Other comprehensive income:
   Unrealized gain/(loss) on investments            (170)             17            280           (14)
   Foreign currency translation adjustment            (9)             (4)           (30)           (2)
                                            ----------------------------    -------------------------

Total other comprehensive income                    (179)             13            250           (16)
                                            ----------------------------    -------------------------

Comprehensive income                          $    1,184      $    2,588      $   2,925     $   5,222
                                            ============================    =========================

     For the period ended May 31, 2000 and May 31, 1999 Accumulated Other Comprehensive Income, net of tax, was approximately $418,000 and $7,000, respectively, and would have resulted in a reduction of Comprehensive Income.


Note 8: Segment Reporting

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

     The following table presents financial data for the three and nine months ended May 31, 2000 and May 31, 1999 for these segments (dollars in thousands):

                                     Schools    Test Preparation    Consolidated
                                     -------    ----------------    ------------
       Three Months Ended
          May 31, 2000
          ------------
Revenue                               $11,697        $   920           $12,617
Income from operations                  2,339            310             2,649
Net Income                              1,209            154             1,363
Total Assets                           34,787          3,802            38,589

       Three Months Ended
          May 31, 1999
          ------------
Revenue                               $ 9,644        $ 1,051           $10,695
Income from operations                  2,510            420             2,930
Net Income                              2,184            391             2,575
Total Assets                           32,836          4,045            36,881

        Nine Months Ended
          May 31, 2000
          ------------
Revenue                               $32,155        $ 2,652           $34,807
Income from operations                  4,723            779             5,502
Net Income                              2,320            419             2,739
Total Assets                           34,787          3,802            38,589

        Nine Months Ended
          May 31, 1999
          -------------
Revenue                               $26,279        $ 2,836           $29,115
Income from operations                  4,728            937             5,665
Net Income                              4,452            786             5,238
Total Assets                           32,836          4,045            36,881

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

     As more fully described in Note 2 to the Consolidated Financial Statements (and in the Companies annual report on Form 10K/A for the year ended August 31, 2000) certain financial information in the filing has been restated to correct previously issued financial statements . The discussion in this item reflects those restatements.

Results of Operations
The following table summarizes the Company's operating results as a percentage of net revenue for the period indicated:

                                                      Three Months Ended       Nine Months Ended
                                                      May 31,      May 31,     May 31,     May 31,
                                                      -------      -------     -------     -------
                                                       2000         1999         2000        1999
                                                       ----         ----         ----        ----
Total revenues, net                                      100%         100%         100%        100%

Operating expenses:
Cost of education                                       41.9         45.2         43.8        46.7
Selling expenses                                         7.1          2.9          7.9         3.7
General and administrative expenses                     30.0         24.4         32.5        27.8
Related party general and administrative expense           -          0.1            -         2.3
                                                        ----         ----         ----        ----

Total operating expenses                                79.0         72.6         84.2        80.5
                                                        ----         ----         ----        ----

Income from operations                                  21.0         27.4         15.8        19.5

Total other income (expense), net                       (2.6)         0.6         (2.4)        0.2
                                                        ----         ----         ----        ----

Income before provision for income taxes                18.4         28.0         13.4        19.7

Provision for income taxes                               7.6          3.9          5.5         1.6
                                                        ----         ----         ----        ----

Net income                                              10.8%        24.1%         7.9%       18.1%
                                                        ====         ====         ====        ====

Three Months Ended May 31, 2000 Compared to Three Months Ended May 31, 1999

     Net revenues increased 18.0% from $10.7 million in the third quarter of fiscal 1999 to $12.6 million in the third quarter of fiscal 2000, due to increased revenue at all schools, primarily ASPP. For all schools owned by the Company during fiscal 1999, the revenue increase is primarily due to internal growth, tuition increases and the addition of new campuses and new programs.

     Cost of education increased 9.2% from $4.8 million in the third quarter of fiscal 1999 to $5.3 million in the third quarter of fiscal 2000, due to additional teaching costs to meet the growth in the number of students attending the schools, and the development of new campuses and programs. As a percentage of net revenue, cost of education decreased from 45.2% in fiscal 1999 to 41.9% in fiscal 2000 due to efficiencies in the student services area.

     Selling expenses increased 193.2% from $0.3 million in the third quarter of fiscal 1999 to $0.9 million in the third quarter of fiscal 2000. As a percentage of revenue selling expenses increased from 2.9% to 7.1%, primarily due to the addition of recruiters in all of the Argosy schools. This is an integral part of our marketing strategy.

     General and administrative expenses increased 45.1% from $2.6 million in the third quarter of fiscal 1999 to $3.8 million in the third quarter of fiscal 2000 and, as a percentage of net revenue increased from 24.4% to 30.0% from quarter to quarter. The dollar increase is primarily due to additional expenses incurred as a public company, additional management payroll costs, additional costs of start up operations, and additional depreciation expense due to the continued investment in the Company's equipment and computer systems. In addition, charges totaling $0.2 million were recorded in relation to the final settlement of matters arising in connection with the purchase of MIM and a settlement of a minor dispute.

     Related party general and administrative expenses, which represents amounts paid to a company owned by the majority shareholder that provided management services for the Company and its schools, was $0.01 million in the third quarter of fiscal 1999. Upon consummation of the Offering, the relationship with the related company was terminated.

     Other income (expense), changed from income of $0.1 million in fiscal 1999 to expense of $0.3 million in fiscal 2000 due primarily to equity losses resulting from the Company's investment in John Marshall Law School of $0.4 million offset by decreases in interest expense due to the use of proceeds from the initial public offering to reduce debt.

     The provision for income taxes increased from $0.4 million in the third quarter of fiscal 1999 to $1.0 million in the third quarter of fiscal 2000, due to the Company's change to a C Corporation on March 8, 1999. Upon the termination of its S Corporation status in the third quarter of 1999, the Company recorded a deferred income tax asset and corresponding reduction of income tax expense of $0.8 million.

     Net income decreased 47.1%, from $2.6 million in the third quarter of fiscal 1999 to $1.4 million in the third quarter of fiscal 2000 due to the reasons discussed above.

Nine Months Ended May 31, 2000 Compared to Nine Months Ended May 31, 1999

     Net revenues increased 19.6% from $29.1 million in the first nine months of fiscal 1999 to $34.8 million in the first nine months of fiscal 2000, primarily due to increased revenue at all schools owned in the first nine months of both fiscal 1999 and 2000. For schools owned by the Company during fiscal 1999, revenue increased by 21.1% primarily due to internal growth. Additional revenue was recognized from tuition increases and the addition of new campuses and new programs. Also, the fiscal 1999 totals include revenue from PrimeTech only for the six months following its acquisition as compared to nine months of revenues in fiscal 2000.

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

     Selling expenses increased 151.7% from $1.1 million in the first nine months of fiscal 1999 to $2.7 million in the first nine months of fiscal 2000. As a percentage of revenue, selling expenses increased from

3.7% to 7.9% due to the addition of recruiters in all of the Argosy schools. This is an integral part of our marketing strategy. In addition, the acquisition of PrimeTech requires more costly advertising media than the other Argosy companies.

     General and administrative expenses increased 39.4% from $8.1 million in the first nine months of fiscal 1999 to $11.3 million in the first nine months of fiscal 2000 and, as a percentage of net revenue increased from 27.8% to 32.5%. The increase is primarily due to additional management payroll costs, additional expenses incurred as a public company, additional costs of start up operations, and additional depreciation expense due to the continued investment in the Company's equipment and computer systems. In addition, charges totaling $0.2 million were recorded in relation to the final settlement of matters arising in connection with the purchase of MIM and a settlement of a minor dispute.

     Related party general and administrative expenses, which represents amounts paid to a company owned by the majority shareholder that provided management services for the Company and its schools, was $0.7 million in the first nine months of fiscal 1999. Upon consummation of the Offering, the relationship with the related company was terminated.

     Other income (expense), changed from income of $0.1 million in the first nine months of fiscal 1999 to expense of $0.8 million in the first nine months of fiscal 2000 due primarily to equity losses resulting from the Company's investment in John Marshall Law School of $1.2 million offset by decreases in interest expense due to the use of proceeds from the initial public offering to reduce debt.

     The provision for income taxes increased from $0.5 million in the first nine months of fiscal 1999 to $1.9 million in the first nine months of fiscal 2000, due to the Company's change to a C Corporation on March 8, 1999. Upon the termination of its S Corporation status in the third quarter of 1999, the Company recorded a deferred income tax asset and corresponding reduction of income tax expense of $0.8 million. In addition, there was a negligible tax charge for the first half of fiscal 1999 while the Company was an S Corporation.

     Net income decreased 52.3%, from $5.2 million in the first nine months of fiscal 1999 to $2.7 million in the first nine months of fiscal 2000 due to the reasons discussed above.

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

Liquidity and Capital Resources

     Since its formation, the Company has financed its operating activities primarily through cash generated from operations. Acquisitions have been financed primarily through debt instruments. Net cash provided by operating activities decreased from $7.2 million in the nine months ended May 31, 1999 to $6.4 million in the nine months ended May 31, 2000. The Company had $13.5 million of working capital as of May 31, 2000 compared to $12.8 million of working capital as of August 31, 1999. Advances made to John Marshall during the nine months ended May 31, 2000 were approximately $1.5 million.

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

     The Company entered into a long-term management arrangement with John Marshall Law School of Atlanta, Georgia in September 1999. The arrangement includes a management agreement, a 10-year option to purchase John Marshall exercisable at the Company's discretion and a line of credit of $600,000 between the Company and John Marshall. As of May 31, 2000, the Company had advanced approximately $500,000 under the line of credit and approximately $1.5 million in operating cash under the management agreement. These advances, net of John Marshall operating losses, are included in the other long-term assets.

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

ARGOSY EDUCATION GROUP, INC.

March 26, 2001                            /s/ Charles T. Gradowski
                                          ------------------------------
                                          Charles T. Gradowski
                                          Chief Financial Officer