Form 10-K/A
period 2000-08-31
ARGOSY EDUCATION GROUP INC
filed 2001-03-26
CIK 1070042

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                 FORM 10-K /A

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

                               YES [X]   NO [_]

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         ARGOSY EDUCATION GROUP, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                      PART I
 Item 1.  Business......................................................    1
 Item 2.  Properties....................................................   21
 Item 3.  Legal Proceedings.............................................   22
 Item 4.  Submission of Matters to a Vote of Security Holders...........   22

                                      PART II

           Market for Registrant's Common Equity and Related Stockholder
 Item 5.  Matters.......................................................   22
 Item 6.  Selected Historical Consolidated Financial Data...............   24
             Management's Discussion and Analysis of Financial Condition
 Item 7.  and Results of Operations.....................................   25
 Item 7A. Quantitative and Qualitative Disclosures about Market Risk....   32
 Item 8.  Financial Statements and Supplementary Data...................   32
             Changes in and Disagreements with Accountants on Accounting
 Item 9.  and Financial Disclosure......................................   33

                                     PART III

 Item 10. Directors and Executive Officers of the Registrant............   33
 Item 11. Executive Compensation........................................   33
                     Security Ownership of Certain Beneficial Owners and
 Item 12. Management....................................................   33
 Item 13. Certain Relationships and Related Transactions................   33

                                      PART IV

          Exhibits, Financial Statement Schedules, and Reports on Form
 Item 14. 8-K...........................................................   33

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

   The Company operates the following schools:

  . American Schools of Professional Psychology ("ASPP") grants doctoral and master's degrees in clinical psychology and related disciplines at ten campuses located in Illinois (2), Minnesota, Georgia, Virginia, Hawaii, Arizona, Florida, California and Washington. ASPP is accredited by the North Central Association of Colleges and Schools ("NCA"), and six of its campuses are accredited by the American Psychological Association ("APA").

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

  . PrimeTech Institute ("PrimeTech") awards diplomas at three campuses in Ontario, Canada.

   In addition, Ventura publishes materials and holds workshops in select cities across the United States to prepare individuals to take various national and state administered oral and written health care licensure examinations in psychology and other mental health disciplines.

   As of September 1, 1999 the Company entered into a long term agreement to manage the John Marshall Law School of Atlanta, Georgia ("John Marshall"). The agreement includes a 10-year option to purchase John Marshall. The right can be exercised at the Company's discretion. The Company is accounting for its advances to John Marshall as an equity method investment. Throughout its 67-year history, John Marshall has operated with the approval of the Georgia Supreme Court but without American Bar Association accreditation. In 1987, however, the court mandated that John Marshall must earn ABA accreditation prior to 2003 or close. Because of the Company's demonstrated expertise in working with accrediting bodies, the Company was chosen to manage John Marshall on a contractual basis.

   The following table sets forth certain additional information regarding the Company's schools and their various campuses:

                                                 Year     Date
         School and Campus Locations            Opened  Acquired  Accreditation
         ---------------------------            ------ ---------- -------------
American Schools of
 Professional Psychology                                               NCA
Illinois School of
 Professional
 Psychology/Chicago......  Chicago, IL           1976      --          APA
Illinois School of
 Professional
 Psychology/Chicago
 Northwest...............  Rolling Meadows, IL   1979  March 1994      APA
Minnesota School of
 Professional
 Psychology..............  Minneapolis, MN       1987      --          APA
Georgia School of
 Professional
 Psychology..............  Atlanta, GA           1990      --          APA
American School of
 Professional
 Psychology/Virginia.....  Arlington, VA         1994      --          APA
American School of
 Professional
 Psychology/Hawaii.......  Honolulu, HI          1979  March 1994      APA
Arizona School of
 Professional
 Psychology..............  Phoenix, AZ           1997      --
Florida School of
 Professional
 Psychology(1)...........  Tampa, FL             1995  Sept. 1998
American School of
 Professional Psychology/
 San Francisco Bay Area
 Point...................  Richmond, CA          1998  Sept. 1998
Washington School of
 Professional
 Psychology..............  Seattle, WA           1997  Sept. 1999
University of Sarasota                                                SACS
University of
 Sarasota/Honore.........  Sarasota, FL          1969  March 1992
University of
 Sarasota/Tampa..........  Tampa, FL             1997      --
University of
 Sarasota/California.....  Orange, CA            1999      --
Medical Institute of
 Minnesota...............  Minneapolis, MN       1961  Feb. 1998      ABHES
PrimeTech Institute
PrimeTech Institute/North
 York....................  North York, Ontario   1989  Nov. 1998
PrimeTech Institute/City
 Campus..................  Toronto, Ontario      1995  Nov. 1998
PrimeTech
 Institute/Scarborough...  Scarborough, Ontario  1999      --

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

   The Argosy University Concept. The Company is instituting the Argosy University restructuring initiative. Under this plan, all Argosy Education Group, Inc. schools will ultimately be represented under the single banner, Argosy University. Among the strategic advantages identified are the following:

  . Economies of scale--Operating as one entity will allow efficiencies in facilities, student recruitment, marketing, advertising and other communications, information technology, student financial aid and a host of other administrative functions.

  . Clearer investor identity--Communicating one brand consistently to all audiences will raise awareness and create greater understanding among current and prospective investors about the inherent value of the Argosy franchise.

  . Simplified accrediting and regulatory relationships--Argosy University and all its campuses will be accredited by the North Central Association of Schools and Colleges. Today, our campuses hold accreditation from three regional accrediting bodies, each with their own unique requirements. Managing state and federal regulatory affairs also will become less burdensome.

  . Streamlined corporate governance--Under the Argosy University structure, the need for school-specific boards eventually will be eliminated.

   Such an endeavor represents a major undertaking that will require the focus and dedication of all management disciplines. Each campus will continue to offer its current curricular programs, and over time will add additional programs in Argosy's core disciplines of psychology, education, information technology, healthcare and law. This approach will ultimately lead to a nationwide network of full-service Argosy university campuses offering both graduate and undergraduate degree programs. To move the process forward, integration teams were established to address nine key operational areas: academic departments and faculty, financial aid, institutional effectiveness, library services, marketing, policy integration, recruiting, student services, and Web services and technology. Team members include representatives from the central office staff as well as campus deans and faculty members. Accordingly, this initiative is scheduled for initial phased implementation during the fiscal year starting September 1, 2001.

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

   The EdD, MAEd and EdS programs are offered to professional educators from across the U.S. The programs consist of an innovative combination of distance learning and personal interaction, allowing students to complete a significant percentage of the preparatory work for each course at home in advance of an intensive in-person instructional period, typically scheduled during breaks in the academic year. The Company believes that an important aspect of the learning experience is the student's interaction with faculty and other students. The EdD is a three year program, and the MAEd and EdS are two year programs.

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

   The following table sets forth certain statistics regarding the student body at each of the Company's schools for the 1999-2000 academic year:

                                             Number of Average
                    School                   Students    Age   % Postgraduate
                    ------                   --------- ------- --------------
   American Schools of Professional
    Psychology..............................   2,350      32        100%
   University of Sarasota...................   2,096      41         98%
   Medical Institute of Minnesota...........     626      26          0%
   PrimeTech Institute......................     272      30          0%

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

   The following table sets forth the average total tuition to complete a degree at each of the Company's schools, based on tuition rates for the 1999-2000 academic year:

                                                              Average
                                                               Total  Length of
                             School                           Tuition  Program
                             ------                           ------- ---------
   American Schools of Professional Psychology
     PsyD.................................................... $55,320   4 years
     MA (Clinical)...........................................  26,280   2 years
     MA (Counseling).........................................  20,060   2 years
   University of Sarasota....................................
     DBA, EdD................................................ $22,260   3 years
     MAEd....................................................  14,470   2 years
     EdS.....................................................  11,130   2 years
     MBA.....................................................  10,110   2 years
     MA......................................................  17,810   2 years
     BSBA....................................................  14,820   2 years
   Medical Institute of Minnesota
     Veterinary Technician, Radiologic Technologist, Medical
      Lab Technician, Diagnostic Medical Sonographer......... $22,820 18 months
     Histotechnician, Medical Assistant......................  20,870 18 months
   PrimeTech Institute (Canadian $)
     Software Programming Engineer........................... $14,700 18 months
     Software Programmer.....................................  11,900 13 months
     PC/LAN..................................................   7,000 12 months
     Internet Service/Support Engineer.......................   6,150 12 months
     Legal Secretary.........................................   5,800 12 months
     LAN Professional, Paralegal.............................   5,500 12 months
     Microcomputer Business Application Administration.......   4,300 12 months
     Desktop Publishing Specialist...........................   3,950 12 months
     Accounting Assistant....................................   3,500 12 months

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

   The following table sets forth certain information regarding the faculty at each of the Company's schools as of August 31, 2000:

                                      Adjunct    Highest Degree of Full-Time
           School            Faculty Faculty(1)            Faculty
           ------            ------- ---------- ------------------------------
American Schools of
 Professional Psychology....    95       89     100% Doctoral (PhD or PsyD)

University of Sarasota......    32       32     97% Doctoral, 3% Master's

Medical Institute of            25       33     9% Doctoral, 14% Master's,
 Minnesota..................                    35% Bachelor's, 10% Associate,
                                                32% Certificate

PrimeTech Institute.........    15       31     12% Doctoral, 38% Master's,
                                                50% Bachelor's

--------
(1) Represents faculty members teaching at least one class during the 1999-2000 academic year.

Governance of the Company's Schools

   Each ASPP campus is managed locally by a Dean who reports either to a regional Vice President (Joseph Bascuas, PhD and Cynthia Baum, PhD) or directly to the Argosy Chief Operating Officer (Jim Otten, PhD). U of S is headed by a Provost (Bill Pepicello, PhD) who reports to the Board of U of S. Both PrimeTech and MIM are headed by Unit Presidents (Roy Rintoul and Scott Tjaden, PhD, respectively) each of whom reports to his respective board of directors. Each of these Provosts and Unit Presidents also consult with the President of the Company (Jim Otten). Scott Ables, General Manager of Ventura, also reports to the President of the Company.

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

   The DOE's published federal fiscal year 1998 cohort default rates for all proprietary institutions is 11.4% and for proprietary institutions offering 4 year degrees is 9.6%. For the last three years, none of the Company's institutions had a cohort default rate above 9%. The specific cohort default rate percentages for the Company's institutions are as follows:

                          DOE fiscal year:                      ASPP  U of S MIM
                          ----------------                      ----  ------ ---
      1996..................................................... 2.7%   0.0%  8.6%
      1997..................................................... 2.2%   4.9%  7.0%
      1998..................................................... 0.8%   2.6%  6.8%

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

                             Square
   Campus                    Footage
   ------                    -------
   American Schools of
    Professional Psychology
   Illinois School of
    Professional
    Psychology/Chicago.....  37,381
   Illinois School of
    Professional
    Psychology/Chicago
    Northwest..............  10,469
   Minnesota School of
    Professional
    Psychology.............  11,762
   Georgia School of
    Professional
    Psychology.............  13,274
   American School of
    Professional
    Psychology/Virginia....  13,437
   American School of
    Professional
    Psychology/Hawaii......  11,566
   Arizona School of
    Professional
    Psychology.............  13,399
   Florida School of
    Professional
    Psychology.............   6,632
   American School of
    Professional
    Psychology/San
    Francisco Bay Area ....  10,226
   Washington School of
    Professional
    Psychology.............  10,273

   University of Sarasota
   University of
    Sarasota/Honore
    Campus.................  22,152
   University of
    Sarasota/Tampa Campus..   6,632
   University of
    Sarasota/Orange Campus
    .......................  10,829

   Medical Institute of
    Minnesota .............  57,316

   PrimeTech Institute
   PrimeTech
    Institute/North York...   9,199
   PrimeTech Institute/City
    Campus.................   8,681
   PrimeTech
    Institute/Scarborough..  13,289

   Ventura ................   9,040

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our Class "A" Common Stock has been quoted on the Nasdaq National Market (the "National Market") under the symbol "ARGY" since March 9, 1999.

   The following table sets forth the range of high and low sales prices per share for our Class "A" Common Stock as reported on The Nasdaq National Market, where the stock trades under the symbol "ARGY," for the periods indicated. The initial public offering price of our Class "A" Common Stock on March 8, 1999 was $14.00 per share.

                                                                     High   Low
                                                                    ------ -----
   1998-1999
     Third Quarter (from March 8, 1999)............................ 14.375 6.625
     Fourth Quarter................................................  9.000 6.125
   1999-2000
     First Quarter.................................................  9.000 3.531
     Second Quarter................................................  6.125 4.125
     Third Quarter.................................................  7.500 4.813
     Fourth Quarter................................................  8.750 5.188
   2000-2001
     First Quarter (through November 21, 2000).....................  7.750 5.750

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

                                            Years Ended August 31,
                                    -------------------------------------------
                                    2000(1)   1999     1998     1997     1996
                                    -------  -------  -------  -------  -------
                                            (dollars in thousands)
Statement of Operations Data:
Net revenue.......................  $44,058  $36,866  $29,352  $20,460  $17,840
                                    -------  -------  -------  -------  -------
Operating expenses:
  Cost of education...............   20,746   18,489   15,075   10,661    9,370
  Selling expenses................    3,837    1,616    1,102      516      263
  General and administrative
   expenses.......................   15,107   11,588    9,104    5,432    5,174
  Related party general and
   administrative expense(2)......      --       668    2,271      993    1,710
                                    -------  -------  -------  -------  -------
    Total operating expenses......   39,690   32,361   27,552   17,602   16,517
                                    -------  -------  -------  -------  -------
Income from operations............    4,368    4,505    1,800    2,858    1,323
Loss attributable to John
 Marshall.........................   (1,925)     --       --       --       --
Interest income...................      854      695      357      497      304
Interest expense..................     (300)    (567)    (601)    (107)     (55)
Other income (expense), net.......      (73)      (6)     (12)     (48)      21
                                    -------  -------  -------  -------  -------
Total other income (expense),
 net..............................   (1,444)     122     (256)     342      270
                                    -------  -------  -------  -------  -------
Income before provision for income
 taxes............................    2,924    4,627    1,544    3,200    1,593
Provision for income taxes........    1,263       44       29       37       30
                                    -------  -------  -------  -------  -------
Net income........................  $ 1,661  $ 4,583  $ 1,515  $ 3,163  $ 1,563
                                    =======  =======  =======  =======  =======
Basic and diluted earning per
 share............................  $  0.25  $  0.78  $  0.31  $  0.65  $  0.32
                                    =======  =======  =======  =======  =======
Other Data:
EBITDA(3).........................  $ 5,922  $ 5,910  $ 2,738  $ 3,296  $ 1,722
EBITDA margin(3)..................     13.4%    16.0%     9.3%    16.1%     9.7%
Cash flows from:
  Operating activities............  $ 4,159  $ 3,713  $ 2,582  $ 3,908  $ 2,736
  Investing activities............   (2,822)  (5,438)    (731)  (9,123)    (392)
  Financing activities............   (2,185)   8,008   (3,348)   5,193     (124)
Capital expenditures, net.........    1,875    1,889      597      341      404
Student population(4).............    5,344    4,542    4,514    3,253    2,858
Number of campuses(5).............       17       17       10        8        8

                                               As of August 31,
                                    -------------------------------------------
                                     2000     1999     1998     1997     1996
                                    -------  -------  -------  -------  -------
                                            (dollars in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-
 term investments.................  $15,899  $15,007  $ 3,843  $ 6,728  $ 5,384
Working capital...................   13,607   12,817    2,459    4,412    3,316
Total assets......................   35,300   34,319   23,475   17,580    8,336
Long-term debt (excluding current
 maturities)......................    2,604    2,998    5,165    6,354      243
Shareholders' equity..............   26,050   25,604    8,922    7,448    5,236

-------------------------
(1) As restated. See Note 2 to the Consolidated Financial Statements.

(2) Represents amounts paid to Management Corp., an affiliate of Dr. Markovitz, for services rendered by Dr. Markovitz during the period presented. Dr. Markovitz is the sole shareholder and employee of Management Corp. Prior to the initial public offering, Dr. Markovitz did not receive any compensation for services rendered to the Company, other than through this management fee. Upon completion of the offering, the relationship with Management Corp. was terminated, and Dr. Markovitz has become an employee of the Company. Dr. Markovitz has entered into an employment agreement that provides for an initial annual base salary of $200,000 plus performance-based compensation, which is to be paid in the form of stock options. Although this represents a significant change in the way Dr. Markovitz is compensated for the services he provides to the Company, the nature of the services provided by Dr. Markovitz has not changed.
(3) "EBITDA" equals income from operations (which excludes losses attributable to John Marshall) plus depreciation and amortization. EBITDA margin is EBITDA as a percentage of net revenue. EBITDA and EBITDA margin are presented because such data is used by certain investors to assess liquidity and ability to generate cash. The Company considers EBITDA to be an indicative measure of the Company's operating performance because EBITDA can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business; however, such information should not be considered as an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity performance measure provided by GAAP. Cash advances to John Marshall and cash expenditures for various long-term assets, interest expense and income taxes that have been and will be incurred are not reflected in the EBITDA presentation and could be material to an investor's understanding of the Company's liquidity and profitability. The Company's method of calculating of EBITDA may not be comparable to that of other companies.
(4) Reflects actual student population as of the beginning of the Fall school year, not including participants in Ventura test preparation programs.
(5) Reflects the total number of campuses operated by the Company as of the end of the period indicated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with the Selected Historical Consolidated Financial Data and the Company's consolidated financial statements and notes thereto appearing elsewhere herein.

   As more fully described in Note 2. to the Consolidated Financial Statements certain financial information in the filing has been restated to correct previously issued financial statements. The discussion in this item reflects those restatements.

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

   On November 30, 1998, the Company acquired 100% of the outstanding stock of PrimeTech, which owned two Canadian schools that award non-degree certificates in network engineering and software programming. Prior to that acquisition the majority shareholder of the Company owned a one-third interest in PrimeTech. Under the acquisition agreement, the Company was required to pay the former owners, consisting of Dr. Markovitz and two operating managers, a total of $500,000 (Canadian Dollars) upon closing and is obligated to issue shares of the Company's common stock, the fair value of which is equal to 102% of PrimeTech's net income, as defined in such agreement, in each of PrimeTech's next three fiscal years. The Company has negotiated agreements with the two operating managers in lieu of future stock issuance as provided for in the acquisition agreement. The agreements specify an aggregate payout of approximately $150,000 (US Dollars) which was paid during fiscal 2000 prior to May 31, 2000.

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

Results of Operations

   The following table summarizes the Company's operating results as a percentage of net revenue for the period indicated:

                                                            Year Ended August
                                                                   31,
                                                            -------------------
                                                            2000   1999   1998
                                                            -----  -----  -----
   Statement of Operations Data:
   Net revenue............................................. 100.0% 100.0% 100.0%
   Operating expenses:
     Cost of education.....................................  47.0   50.2   51.4
     Selling expenses......................................   8.7    4.4    3.8
     General and administrative expenses...................  34.3   31.4   31.0
     Related party general and administrative expense......   --     1.8    7.7
                                                            -----  -----  -----
       Total operating expenses............................  90.0   87.8   93.9
                                                            -----  -----  -----
   Income from operations..................................  10.0   12.2    6.1
   Interest/other income (expense), net....................  (3.3)   0.3   (0.9)
                                                            -----  -----  -----
   Income before provision for income taxes................   6.7   12.5    5.2
   Provision for income taxes..............................   2.9    0.1    0.0
                                                            -----  -----  -----
   Net income..............................................   3.8%  12.4%   5.2%
                                                            =====  =====  =====

Year Ended August 31, 2000 Compared to Year Ended August 31, 1999

   Net Revenue. Net revenues increased 19.5% from $36.9 million in fiscal 1999 to $44.1 million in fiscal 2000, primarily due to increased revenue at all schools owned in both fiscal 1999 and 2000. For schools owned by the Company during fiscal 1999, revenue increased by 16.1% primarily due to internal growth. Additional revenue was recognized from tuition increases and the addition of new satellite campus and new programs. Also, the fiscal 1999 totals include revenue from PrimeTech only for the nine months following its acquisition as compared to twelve months of revenues in fiscal 2000.

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

   General and Administrative Expenses. General and administrative expenses increased 30.4% from $11.6 million in fiscal 1999 to $15.1 million in fiscal 2000 and, as a percentage of net revenue, general and administrative expenses increased from 31.4% to 34.3%. The increase is primarily due to increases in payroll costs, additional expenses incurred as a public company, additional costs of start up operations, and additional depreciation expense due to the continued investment in the Company's equipment and computer systems. In addition, charges totaling $0.2 million were recorded in relation to the final settlement of matters arising in connection with the purchase of MIM and a settlement of a minor dispute.

   Related Party General and Administrative Expense. Related party general and administrative expenses, which represents amounts paid to a company owned by the majority shareholder that provided management services for the Company and its schools, was $0.7 million in fiscal 1999. Upon consummation of the initial public offering, the relationship with the related company was terminated.

   Interest/Other Income (Expense), Net. Interest/other income (expense), net, changed from income of $0.1 million for fiscal 1999 to $1.4 million of net expense for fiscal 2000 and, as a percentage of net revenue, decreased from 0.3% to (3.3)%. This increase in expense was due primarily to $1.9 million of equity losses resulting from the Company's investment in John Marshall. Interest income increased from $0.7 million for fiscal 1999 to $0.9 million for fiscal 2000 primarily as a result of a full year of use of the proceeds from the initial public offering that increased cash and investments. Interest expense decreased 47.1% from fiscal 1999 to fiscal 2000 due to the pay down of certain debts and the implementation of a credit agreement at more favorable rates than the facilities it replaced.

   Provision for Income Taxes. The provision for income taxes increased from $0.04 million in fiscal 1999 to $1.3 million in fiscal 2000, due to the Company's change to a C Corporation on March 8, 1999. Upon the termination of its S Corporation status in the third quarter of 1999, the Company recorded a deferred income tax asset and corresponding reduction of income tax expense of $0.8 million. In addition, there was a negligible tax charge for the first half of fiscal 1999 while the Company was an S Corporation.

   Net Income. Net income decreased 63.8% from $4.6 million in fiscal 1999 to $1.7 million in fiscal 2000 due primarily to the increase in income taxes of $1.2 million and equity losses of $1.9 million resulting from losses relating to the Company's investment in John Marshall.

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

                           Fiscal Year Ended August 31,         Fiscal Year Ended August 31,
                                       2000                                 1999
                          ----------------------------------   ---------------------------------
                                                                1st
                          1st Qtr  2nd Qtr  3rd Qtr  4th Qtr    Qtr    2nd Qtr  3rd Qtr  4th Qtr
                          -------  -------  -------  -------   ------  -------  -------  -------
                                              (dollars in thousands)
Net revenue.............  $11,614  $10,576  $12,617  $ 9,251   $9,341  $9,079   $10,695  $ 7,751
% of fiscal year total..     26.4%    24.0%    28.6%    21.0%    25.4%   24.6%     29.0%    21.0%
Income from operations..  $ 1,587  $ 1,266  $ 2,649  $(1,134)  $1,818  $  917   $ 2,930  $(1,160)
% of fiscal year total..     36.3%    29.0%    60.7%   (26.0)%   40.4%   20.4%     65.0%   (25.8)%

Liquidity and Capital Resources

   Since its formation, the Company has financed its operating activities primarily through cash generated from operations. Acquisitions have been financed primarily through debt instruments. Net cash provided by operating activities increased from $3.7 million in fiscal 1999 to $4.2 million in fiscal 2000. The Company had $13.6 million of working capital as of August 31, 2000 compared to $12.8 million of working capital as of August 31, 1999.

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

   The Company entered into a long-term management arrangement with John Marshall Law of Atlanta, Georgia in September 1999. As of August 31, 2000, the Company has advanced approximately $2.6 million to the John Marshall Law School in connection with that arrangement. The arrangement includes a management agreement, a 10-year option to purchase John Marshall exercisable at the Company's discretion and a line of credit of $600,000 between the Company and John Marshall. As of August 31, 2000, the Company had advanced approximately $500,000 under the line of credit and approximately $2,149,000 operating cash under the management agreement. These advances, net of John Marshall operating losses totalling $1.9 million are included in other long-term assets. The Company has also committed to advance an additional $1.5 million for John Marshall in fiscal 2001, if needed.

   In 1987, the Georgia Supreme Court mandated that John Marshall obtain American Bar Association ("ABA") accreditation before 2003. The ABA has to date refused such accreditation. On September 5, 2000, John Marshall filed an appeal regarding its accreditation, which is scheduled to be heard in February, 2001. If the appeal is successful, the Company has been advised that the ABA will send a two person team to inspect the school and verify that shortcomings noted in previous inspections have been addressed. If the appeal proves unsuccessful, John Marshall can begin the accreditation process again with a new application filing in the Fall of 2001. Though the Company believes that accreditation can be achieved before the 2003 deadline, there exist a myriad of circumstances that cannot be foreseen and over which the Company has no control that could interfere with the granting of accreditation status to John Marshall; thus, there can be no assurance that accreditation will be received which could impact the Company's ability to recover its $2.6 million of advances made to John Marshall through August 31, 2000.

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

   The Company has installed a new management information system in its corporate headquarters. In addition, the Company's schools each have stand-alone computer systems and networks for internal use and for communication with its students and with corporate headquarters. Since January 1, 2000, there have been no material adverse effects related to the Year 2000 Problem. However, there can be no assurance that this new computer system will not still be affected by the Year 2000 Problem and that the Company's existing systems will not still be affected by the Year 2000 Problem, or that a failure of any other parties, such as the DOE or other government agencies on which the Company depends for student financial assistance or the financial institutions involved in the processing of student loans, to address the Year 2000 Problem will not have a material adverse effect on the Company's business, results of operations or financial condition. In particular, there can be no assurance that malfunctions relating to the Year 2000 Problem will not result in the misreporting of financial information by the Company. The Company has made inquiries of substantially all of its material vendors regarding the Year 2000 Problem and has not detected any significant issues relating to the Year 2000 Problem. However, the Company has not made a formal assessment of the computer programs used by government agencies or other first parties with which the Company interacts, or an assessment of its own vulnerability to the failure of such programs to be free of the Year 2000 Problem. The Company does not have any formal contingency plans relating to the Year 2000 Problem.

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

Recent Accounting Pronouncements

   On December 3, 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. The SAB outlines basic criteria that must be met before registrants may recognize revenue, including persuasive evidence of the existence of an arrangement, the delivery of products or services, a fixed and determinable sales price, and reasonable assurance of collection. SAB 101 is effective beginning the first fiscal quarter of the first fiscal year beginning after December 15, 1999. Through August 31, 2000, the Company has recognized application, technology and registration fees as revenue upon receipt. Prior to the release of SAB 101, the Company's revenue recognition policy was in compliance with generally accepted accounting principles. Effective in the fourth quarter of fiscal 2001, we will adopt a change in accounting principle to comply with the specific provisions and guidance of SAB 101. SAB 101 will require the Company to recognize revenue related to application, technology, and registration fees over the contract period. The adoption of SAB 101 will not have a material effect on the Company's financial position or results of operations.

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

     Notes to Consolidated Financial Statements, page F-7.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this Form 10-K or incorporated by reference as set forth below:

   1 and 2. Financial Statements of Argosy Education Group, Inc. and subsidiaries

                                                                           Page
                                                                           ----
  Report of Independent Public Accountants................................ F-1

  Consolidated Balance Sheets as of August 31, 2000 and 1999.............. F-2

  Consolidated Statements of Operations for the years ended August 31,
   2000, 1999 and 1998.................................................... F-3

  Consolidated Statements of Cash Flows for the years ended August 31,
   2000, 1999 and 1998.................................................... F-4

  Consolidated Statements of Shareholders' Equity for the years ended
   August 31, 2000, 1999 and 1998......................................... F-5

  Notes to Consolidated Financial Statements.............................. F-7

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

10.30  Management Agreement between Argosy Education Group, Inc. and John Marshall Law
       School of Georgia.*

10.31  Consulting Agreement, dated September 1, 2000, between the Company and Leeds
       Equity Associates, L.P.*

10.32  Registration Agreement, dated September 1, 2000, between the Company and Leeds
       Equity Associates, L.P.*

10.33  Stock Purchase Warrant, dated September 1, 2000, between the Company and Leeds
       Equity Associates, L.P.*

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

             Signature                           Title                    Date
             ---------                           -----                    ----


        /s/ James Otten              President                       March 26, 2001
____________________________________
            James Otten

    /s/ Michael C. Markovitz         Chairman of the Board           March 26, 2001
____________________________________
        Michael C. Markovitz

    /s/ Charles T. Gradowski         Chief Financial Officer         March 26, 2001
____________________________________  (Principal Financial and
        Charles T. Gradowski          Accounting Officer)

       /s/ Karen M. Knab             Director                        March 26, 2001
____________________________________
           Karen M. Knab

       /s/ Jeffrey Leeds             Director                        March 26, 2001
____________________________________
           Jeffrey Leeds

     /s/ Michael W. Mercer           Director                        March 26, 2001
____________________________________
         Michael W. Mercer

    /s/ Harold J. O'Donnell          Director                        March 26, 2001
____________________________________
        Harold J. O'Donnell

      /s/ Kalman K. Shiner           Director                        March 26, 2001
____________________________________
          Kalman K. Shiner

     /s/ Leslie M. Simmons           Director                        March 26, 2001
____________________________________
         Leslie M. Simmons


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Argosy Education Group, Inc.:

   We have audited the accompanying consolidated balance sheets of ARGOSY EDUCATION GROUP, INC. (an Illinois corporation) AND SUBSIDIARIES as of August 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended August 31, 2000 (as restated --see Note 2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Chicago, Illinois
March 1, 2001

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                               August 31,
                                                          --------------------
                                                              2000      1999
                         ASSETS                           ------------ -------
                                                          As Restated,
                                                           See Note 2
                                                          ------------
Current Assets:
  Cash and cash equivalents..............................   $ 8,112    $ 8,980
  Short-term investments.................................     7,787      6,027
  Receivables--
    Students, net of allowance for doubtful accounts of
     $311 and $316 at August 31, 2000 and 1999,
     respectively........................................     2,178        988
    Other................................................       507        605
  Due from related entity................................        49         49
  Prepaid taxes..........................................       215        614
  Prepaid expenses.......................................       409        387
  Deferred tax assets....................................       286        274
                                                            -------    -------
      Total current assets...............................    19,543     17,924
                                                            -------    -------
Property and equipment, net..............................     6,307      5,617
                                                            -------    -------
Other assets:
  Non-current investments................................       200      2,745
  Deposits...............................................       159        166
  Deferred tax assets....................................     1,680        568
  Advances to John Marshall..............................       724        500
  Intangibles, net.......................................     6,687      6,799
                                                            -------    -------
      Total other assets.................................     9,450     10,778
                                                            -------    -------
      Total assets.......................................   $35,300    $34,319
                                                            =======    =======
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt...................   $   796    $   486
  Accounts payable.......................................     1,162      1,109
  Accrued payroll and related expenses...................       634        547
  Accrued expenses.......................................       584        417
  Deferred revenue.......................................     2,760      2,548
                                                            -------    -------
      Total current liabilities..........................     5,936      5,107
                                                            -------    -------
Long-term debt, less current maturities..................     2,604      2,998
Deferred rent............................................       710        610
Commitments and contingencies
Shareholders' equity:
  Class A common stock--30,000,000 shares authorized,
   $.01 par value, 2,059,417 and 2,000,000 issued and
   outstanding at August 31, 2000 and 1999,
   respectively..........................................        21         20
  Class B common stock--10,000,000 shares authorized,
   $.01 par value, 4,900,000 shares issued and
   outstanding at August 31, 2000 and 1999,
   respectively..........................................        49         49
  Additional paid-in capital.............................    25,131     24,871
  Accumulated other comprehensive income.................     1,102        447
  Purchase price in excess of predecessor carry over
   basis.................................................      (720)      (720)
  Treasury stock (482,000 shares of Class A common stock
   at August 31, 2000)...................................    (2,131)       --
  Retained earnings......................................     2,598        937
                                                            -------    -------
      Total shareholders' equity.........................    26,050     25,604
                                                            -------    -------
      Total liabilities and shareholders' equity.........   $35,300    $34,319
                                                            =======    =======

 The accompanying notes are an integral part of these consolidated statements.

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                                    Years Ended August 31,
                                                 -----------------------------
                                                     2000      1999     1998
                                                 ------------ -------  -------
                                                 As Restated,
                                                  See Note 2
                                                 ------------
Net revenue ....................................   $44,058    $36,866  $29,352
                                                   -------    -------  -------
Operating expenses:
  Cost of education.............................    20,746     18,489   15,075
  Selling expenses..............................     3,837      1,616    1,102
  General and administrative expenses...........    15,107     11,588    9,104
  Related party general and administrative
   expense......................................       --         668    2,271
                                                   -------    -------  -------
    Total operating expenses....................    39,690     32,361   27,552
                                                   -------    -------  -------
    Income from operations......................     4,368      4,505    1,800
                                                   -------    -------  -------
Other income (expense):
  Losses attributable to John Marshall..........    (1,925)       --       --
  Interest income...............................       854        695      357
  Interest expense..............................      (300)      (567)    (601)
  Other expense.................................       (73)        (6)     (12)
                                                   -------    -------  -------
    Total other income (expense), net...........    (1,444)       122     (256)
                                                   -------    -------  -------
    Income before provision for income taxes....     2,924      4,627    1,544
Income Taxes:
  Income tax provision on C corporation income
   subsequent to March 8, 1999..................     1,263        746      --
  Income tax provision on S corporation income
   prior to March 8, 1999.......................       --          62       29
  Deferred income taxes recorded in conjunction
   with termination of S corporation election on
   March 8, 1999................................       --        (764)     --
                                                   -------    -------  -------
    Total income taxes..........................     1,263         44       29
                                                   -------    -------  -------
Net income......................................   $ 1,661    $ 4,583  $ 1,515
                                                   =======    =======  =======
Earnings per share:
  Basic.........................................   $  0.25    $  0.78  $  0.31
                                                   =======    =======  =======
  Weighted average shares outstanding--basic....     6,529      5,870    4,900
                                                   =======    =======  =======
  Diluted.......................................   $  0.25    $  0.78  $  0.31
                                                   =======    =======  =======
  Weighted average shares outstanding--diluted..     6,530      5,870    4,900
                                                   =======    =======  =======


 The accompanying notes are an integral part of these consolidated statements.

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                     Years Ended August 31,
                                                   ----------------------------
                                                       2000      1999     1998
                                                   ------------ -------  ------
                                                   As Restated,
                                                    See Note 2
                                                   ------------
Cash flows from operating activities:
 Net income......................................     $1,661    $ 4,583  $1,515
 Adjustments to reconcile net income to net cash
  provided by operating activities--
 Depreciation and amortization...................      1,554      1,405     938
 Deferred taxes..................................     (1,124)      (842)    --
 Losses attributable to John Marshall............      1,925        --      --
 Issuance of stock performance grants............        232        --      --
 Changes in operating assets and liabilities,
  net of acquired businesses--
  Receivables, net...............................     (1,092)      (579)      1
  Inventories....................................        (15)        94      67
  Prepaid expenses...............................        392       (438)   (354)
  Deposits.......................................          7         72     (65)
  Accounts payable...............................         53       (215)    231
  Accrued payroll and related expenses...........         87       (281)    256
  Accrued expenses...............................        167       (367)    284
  Deferred revenue...............................        212        151    (384)
  Deferred rent..................................        100        130      93
                                                      ------    -------  ------
   Net cash provided by operating activities.....      4,159      3,713   2,582
                                                      ------    -------  ------
Cash flows from investing activities:
 Purchase of property and equipment, net.........     (1,875)    (1,889)   (597)
 Sale (purchase) of investments, net.............      1,449     (3,363)  1,784
 Business acquisitions, net of cash acquired.....       (247)      (186) (1,918)
 Advances to John Marshall.......................     (2,149)      (500)     --
                                                      ------    -------  ------
   Net cash used in investing activities.........     (2,822)    (5,938)   (731)
                                                      ------    -------  ------
Cash flows from financing activities:
 Issuance of common stock........................         29     26,040     --
 Offering costs..................................        --      (1,149)    --
 Purchase of treasury stock......................     (2,131)       --      --
 Proceeds from issuance of long-term debt........        380        150   3,029
 Payments of long-term debt......................       (463)    (5,385) (1,271)
 Borrowings from (payments to) related entities,
  net............................................        --          57    (271)
 Shareholder distributions.......................        --     (14,215) (5,340)
 Shareholder note receivable.....................        --       3,278     505
 Payments to former owners of acquired
  businesses.....................................        --        (268)     --
                                                      ------    -------  ------
   Net cash provided by (used in) financing
    activities...................................     (2,185)     8,508  (3,348)
                                                      ------    -------  ------
Effective exchange rate changes on cash..........        (20)       (15)    --
                                                      ------    -------  ------
Net increase (decrease) in cash and cash
 equivalents.....................................       (868)     6,268  (1,497)
Cash and cash equivalents, beginning of year.....      8,980      2,712   4,209
                                                      ------    -------  ------
Cash and cash equivalents, end of year...........     $8,112    $ 8,980  $2,712
                                                      ======    =======  ======
Supplemental disclosures of cash flow
 information:
 Cash paid for--
 Interest........................................     $  297    $   584  $  549
 Taxes...........................................      1,989      1,524      41
                                                      ======    =======  ======
Supplemental disclosure of non-cash investing and
 financing activities:
 Acquisitions of various schools and businesses--
 Fair value of assets acquired...................     $  100    $ 1,561  $3,346
 Net cash used in acquisitions...................       (247)      (186) (1,918)
                                                      ------    -------  ------
   Liabilities assumed or incurred...............     $ (147)   $ 1,375  $1,428
                                                      ======    =======  ======

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

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)

                                             Class A            Class B
                                        ------------------ ------------------
                                        Common Stock $.01  Common Stock $.01
                                            par value,         par value,
                                        30,000,000 shares  10,000,000 shares
                                            authorized         authorized                 Accumulated
                                        ------------------ ------------------ Additional     Other
                          Comprehensive   Shares             Shares            Paid-in   Comprehensive
                             Income     Outstanding Amount Outstanding Amount  Capital      Income
                          ------------- ----------- ------ ----------- ------ ---------- -------------
BALANCE, August 31,
 1997...................                     --      $--      4,900     $49    $   456      $  (17)
Net income..............     $1,515          --       --        --      --         --          --
Unrealized gain on
 investments............         19          --       --        --      --         --           19
                             ------
Comprehensive income....     $1,534
                             ======
Shareholder
 distributions..........                     --       --        --      --         --          --
Shareholder
 contribution...........                     --       --        --      --       6,000         --
Purchase price in excess
 of predecessor
 carryover basis........                     --       --        --      --         --          --
                                           -----     ----     -----     ---    -------      ------
BALANCE, August 31,
 1998...................                     --       --      4,900      49      6,456           2
Net income..............     $4,583          --       --        --      --         --          --
Unrealized gain on
 investments............        445          --       --        --      --         --          445
                             ------
Comprehensive income....     $5,028
                             ======
Shareholder
 distribution...........                     --       --        --      --      (6,456)        --
Issuance of stock.......                   2,000       20       --      --      24,871         --
                                           -----     ----     -----     ---    -------      ------
BALANCE, August 31,
 1999...................                   2,000       20     4,900      49     24,871         447
Net income (as restated,
 see
 note 14)...............     $1,661          --       --        --      --         --          --
Foreign translation
 adjustment.............         (9)         --       --        --      --         --           (9)
Unrealized gain on
 investments............        664          --       --        --      --         --          664
                             ------
Comprehensive income....     $2,316
                             ======
Purchase of treasury
 stock..................                     --       --        --      --         --          --
Issuance of class A
 common stock for stock
 performance grants.....                      51        1       --      --         231         --
Issuance of class A
 common stock under
 employee stock purchase
 plan...................                       8      --        --      --          29         --
                                           -----     ----     -----     ---    -------      ------
BALANCE, August 31, 2000
 (as restated, see Note
 2).....................                   2,059     $ 21     4,900     $49    $25,131      $1,102
                                           =====     ====     =====     ===    =======      ======

 The accompanying notes are an integral part of these consolidated statements.

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

                             (Dollars in thousands)

                            Purchase
                            Price in
                            Excess of   Treasury Stock
                           Predecessor -----------------               Total
                            Carryover   Shares            Retained Shareholders'
                              Basis    Purchased Amount   Earnings    Equity
                           ----------- --------- -------  -------- -------------
BALANCE, August 31,
 2000....................
BALANCE, August 31,
 1997....................     $ --        --     $   --    $6,960     $ 7,448
Net income...............       --        --         --     1,515       1,515
Unrealized gain on
 investments.............       --        --                  --           19
Comprehensive income.....
Shareholder
 distributions...........       --        --         --    (5,340)     (5,340)
Shareholder
 contribution............       --        --         --       --        6,000
Purchase price in excess
 of predecessor carryover
 basis...................      (720)      --         --       --         (720)
                              -----       ---    -------   ------     -------
BALANCE, August 31,
 1998....................      (720)      --         --     3,135       8,922
Net income...............       --        --         --     4,583       4,583
Unrealized gain on
 investments.............       --        --         --       --          445
Comprehensive income.....
Shareholder
 distribution............       --        --         --    (6,781)    (13,237)
Issuance of stock........       --        --         --       --       24,891
                              -----       ---    -------   ------     -------
BALANCE, August 31,
 1999....................       --        --         --       937      25,604
Net income...............
(as restated, see Note
 2)......................       --        --         --     1,661       1,661
Foreign translation
 adjustment..............       --        --         --       --           (9)
Unrealized gain on
 investments.............       --        --         --       --          664
Comprehensive income.....
Purchase of treasury
 stock...................       --        482     (2,131)     --       (2,131)
Issuance of class A
 common stock for stock
 performance grants......       --        --         --       --          232
Issuance of class A
 common stock under
 employee stock purchase
 plan....................       --        --         --       --           29
                              -----       ---    -------   ------     -------
BALANCE, August 31, 2000
 (as restated, see
 Note 2).................     $(720)      482    $(2,131)  $2,598     $26,050
                              =====       ===    =======   ======     =======

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

2. Restatements

   Subsequent to the issuance of the Company's consolidated financial statements for the fiscal year ended August 31, 2000, it was determined that the previously reported operating results for 2000 were overstated. The accompanying financial statements have been revised primarily to reflect adjustments to reduce the carrying value of the Company's advances to John Marshall Law School. It was determined that the more appropriate accounting for the advances to John Marshall is to treat this as an equity method investment. The accounting for the advances to John Marshall has been revised to reduce the amount of the advances to John Marshall to reflect John Marshall's operating losses during 2000. The 2000 financial statements were restated to give effect to the revised accounting for the John Marshall advances from the point in time that the management agreement (Note 12) was in place (September 1, 1999).

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

   A summary of the effects of the restatements follows (dollars in thousands):

                                                            For the year ended
                                                              August 31, 2000
                                                            -------------------
                                                                As
                                                            Previously    As
                                                             Reported  Restated
                                                            ---------- --------
   Net Revenue.............................................  $44,171   $44,058
                                                             -------   -------
   Operating expenses:
     Cost of education.....................................   20,746    20,746
     Selling expenses......................................    3,837     3,837
     General and administrative expenses...................   14,713    15,107
                                                             -------   -------
       Total operating expenses............................   39,296    39,690
                                                             -------   -------
       Income from operations..............................    4,875     4,368
                                                             -------   -------
   Other income (expense):
     Losses attributable to John Marshall..................      --     (1,925)
     Interest income.......................................      854       854
     Interest expense......................................     (300)     (300)
     Other expense.........................................      (73)      (73)
                                                             -------   -------
       Total other income (expense), net...................      481    (1,444)
                                                             -------   -------
       Income before provision for income taxes............    5,356     2,924
   Income taxes............................................    2,236     1,263
                                                             -------   -------
   Net income..............................................  $ 3,120   $ 1,661
                                                             =======   =======
   Earnings per share
   Basic...................................................  $  0.48   $  0.25
                                                             =======   =======
   Weighted average shares outstanding--basic..............    6,529     6,529
                                                             =======   =======
   Diluted.................................................  $  0.48   $  0.25
                                                             =======   =======
   Weighted average shares outstanding--diluted............    6,530     6,530
                                                             =======   =======

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

                                                               August 31, 2000
                                                          -------------------------
                                                          As Previously
                                                            Reported    As Restated
                           ASSETS                         ------------- -----------
   Current Assets:
     Cash and cash equivalents...........................    $ 8,115      $ 8,112
     Short-term investments..............................      7,787        7,787
     Receivables--
       Students, net of allowance for doubtful accounts
        of $311, at August 31, 2000......................      2,178        2,178
       Other.............................................        586          507
     Due from related entity.............................         49           49
     Prepaid taxes.......................................        160          215
     Prepaid expenses....................................        429          409
     Deferred tax assets.................................        270          286
                                                             -------      -------
         Total current assets............................     19,574       19,543
                                                             -------      -------
   Property and equipment, net...........................      6,307        6,307
                                                             -------      -------
   Other Assets:
     Non-current investments.............................        200          200
     Deposits............................................        159          159
     Deferred tax assets.................................        778        1,680
     Advances to John Marshall...........................      2,979          724
     Intangibles, net....................................      6,687        6,687
                                                             -------      -------
         Total other assets..............................     10,803        9,450
                                                             -------      -------
   Total Assets..........................................    $36,684      $35,300
                                                             =======      =======

            LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities:
     Current maturities on long-term debt................    $   796      $   796
     Accounts payable....................................      1,162        1,162
     Accrued payroll and related expenses................        634          634
     Accrued expenses....................................        543          584
     Deferred revenue....................................      2,726        2,760
                                                             -------      -------
         Total current liabilities.......................      5,861        5,936
                                                             -------      -------
   Long-term debt, less current maturities...............      2,604        2,604
                                                             -------      -------
   Deferred rent.........................................        710          710
                                                             -------      -------
   Commitments and contingencies
   Shareholders' equity:
     Class A common stock................................         21           21
     Class B common stock................................         49           49
     Additional paid-in capital..........................     25,131       25,131
     Accumulated other comprehensive income..............      1,102        1,102
     Purchase price in excess of predecessor carryover
      basis..............................................       (720)        (720)
     Treasury stock......................................     (2,131)      (2,131)
     Retained earnings...................................      4,057        2,598
                                                             -------      -------
         Total shareholders' equity......................     27,509       26,050
                                                             -------      -------
   Total liabilities and shareholders' equity............    $36,684      $35,300
                                                             =======      =======

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

3. Significant Accounting Policies

   The principal accounting policies of the Company are as follows:

 Principles of Consolidation

   The consolidated financial statements include the accounts of Argosy Education Group, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations of all acquired businesses have been consolidated for all periods subsequent to the date of acquisition.

 Advances to John Marshall

   The Company has accounted for the advances it has made to John Marshall Law School ("John Marshall") of Atlanta, Georgia, under the equity method of accounting. For the year ended August 31, 2000, losses of John Marshall, excluding intercompany transactions (Note 12), of approximately $1.9 million have been included as other expenses in the Company's statement of operations. These losses have been reflected as a reduction in the cash advances made to John Marshall.

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

                                                      For the Years Ended
                                                          August 31,
                                                    -------------------------
                                                     2000     1999     1998
                                                    -------  -------  -------
   Total Title IV funding.......................... $20,898  $16,823  $13,011
   Total cash receipts............................. $37,673  $31,937  $28,514
   Total Title IV funding as a percentage of total
    cash Receipts..................................      55%      53%      46%
                                                    =======  =======  =======

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

 Restricted Cash

   Cash received from the U.S. Government under various student aid grant and loan programs is considered to be restricted. Restricted cash is held in separate bank accounts and does not become available for general use by the Company until the financial aid is credited to the accounts of students and the cash is transferred to an

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES operating account. Restricted cash is not included in the accounts of the Company and was immaterial at August 31, 2000 and 1999.

 Investments

   The Company invests excess cash in investments consisting primarily of equity securities, corporate bonds (maturing in less than one month) and U.S. Government treasury notes (maturing from one to 17 months). The investments are considered available for sale, stated at their fair market value and classified based upon their maturity dates.

   At August 31, 2000 and 1999, investments consisted of the following (dollars in thousands):

                                                                   August 31,
                                                                  -------------
                                                                   2000   1999
                                                                  ------ ------
   Fair value--
     Equity securities........................................... $3,514 $2,770
     Corporate bonds.............................................  1,500  3,125
     U.S. Government treasury notes..............................  2,935  2,839
     Term deposits...............................................     38     38
                                                                  ------ ------
       Total investments at fair value...........................  7,987  8,772
   Unrealized gain...............................................  1,111    447
                                                                  ------ ------
       Total investments at cost................................. $6,876 $8,325
                                                                  ====== ======

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

                                                        August 31,
                                                       -------------
                                                        2000   1999     Life
                                                       ------ ------ ----------
   Land............................................... $  517 $  517
   Building and improvements..........................  2,307  2,307   40 years
   Office equipment...................................  1,390  1,075  3-7 years
   Furniture and fixtures.............................    681    424  5-7 years
   Leasehold improvements.............................  1,106    837 4-10 years
   Computer equipment and software....................  3,007  2,134  3-5 years
   Instructional equipment and materials..............  1,103    938  3-7 years
                                                       ------ ------
                                                       10,111  8,232
   Less--Accumulated depreciation and amortization....  3,804  2,615
                                                       ------ ------
                                                       $6,307 $5,617
                                                       ====== ======

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

 Intangible Assets

   Intangible assets include goodwill, intellectual property and covenants not-to-compete related to business acquisitions and the buyout of a former shareholder. Intangible assets are being amortized on a straight-line basis over their estimated useful lives. At August 31, 2000 and 1999, the cost basis and useful lives of intangible assets consist of the following (dollars in thousands):

                                                        August 31,
                                                       -------------
                                                        2000   1999     Life
                                                       ------ ------ -----------
   Goodwill........................................... $7,552 $7,300 15-40 years
   Intellectual property..............................    776    776   2-4 years
   Covenants not-to-compete...........................    252    252  5-10 years
                                                       ------ ------
                                                        8,580  8,328
   Less--Accumulated amortization.....................  1,893  1,529
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

 SAB 101 Revenue Recognition

   On December 3, 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. The SAB outlines basic criteria that must be met before registrants may recognize revenue, including persuasive evidence of the existence of an arrangement, the delivery of products or services, a fixed and determinable sales price, and reasonable assurance of collection. SAB 101 is effective beginning the first fiscal quarter of the first fiscal year beginning after December 15, 1999. Through August 31, 2000, the Company has recognized application, technology and registration fees as revenue upon receipt. Prior to the release of SAB 101, the Company's revenue recognition policy was in compliance with generally accepted accounting principles. Effective September 1, 2000, the Company will adopt a change in accounting principle to

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES comply with the specific provisions and guidance of SAB 101. SAB 101 will require the Company to recognize revenue related to application, technology, and registration fees over the contract period. The adoption of SAB 101 will not have a material effect on the Company's financial position or results of operations.

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

 Earnings Per Share

   The Company had 433,800 and 381,900 shares of its Class A common stock under stock options at August 31, 2000 and 1999, respectively. Of the stock options outstanding at August 31, 2000, 44,283 shares under option were deemed exercisable under the treasury stock method where the average market price exceeded their exercise price. As a result, 140 net shares were added to the calculation of diluted shares outstanding at August 31, 2000. On the other hand, no shares under stock options were included in the computation of diluted earnings per share for the year ended August 31, 1999 because the exercise price was greater than the average market price of the common shares.

 Comprehensive Income

   For the periods ended August 31, 2000 and 1999, accumulated other comprehensive income net of tax, was approximately $661,000 and $268,000, respectively. The tax effect of changes in other comprehensive income items for each year would have resulted in a reduction of comprehensive income.

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

 Start-Up Costs

   The Company expenses all start-up and organization costs as incurred.

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

4. Business Acquisitions

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

 MIA

   On February 3, 1998, MIA purchased 100% of the capital stock of MIM for a purchase price of approximately $2,368,000. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair value at the date of the acquisition. The purchase price exceeded the fair market value of net assets acquired resulting in goodwill of approximately $1,962,000. During fiscal 2000, the Company negotiated a final purchase price adjustment with the former owner resulting in a payment of approximately $0.1 million; such amount was expensed in fiscal 2000. The purchase price was financed with approximately $2,068,000 in short-term borrowings and cash from operations.

 PrimeTech

   On November 30, 1998, the Company acquired 100% of the outstanding stock of PrimeTech, which owns two Canadian schools that award non-degree certificates in network engineering and software programming. Prior to that acquisition the majority shareholder of the Company owned a one-third interest in PrimeTech. Under the acquisition agreement, the Company was required to pay the former owners, consisting of Dr. Markovitz and two operating managers, a total of $500,000 (Canadian Dollars) upon closing and is obligated to issue shares of the Company's common stock, the fair value of which is equal to 102% of PrimeTech's net income, as defined in such agreement, in each of PrimeTech's next three fiscal years. The Company has negotiated agreements with

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES the two operating managers in lieu of future stock issuance as provided for in the acquisition agreement. The agreements specify an aggregate payout of approximately $150,000 (US Dollars) to the two operating managers which was paid in fiscal 2000.

5. Debt

   Debt of the Company at August 31, 2000 and 1999, consists of the following:

                                                                   August 31,
                                                                  -------------
                                                                   2000   1999
                                                                  ------ ------
                                                                   (dollars in
                                                                   thousands)
   Borrowings under credit agreement............................  $  350 $  --
   Mortgage debt, bearing interest at 9%, requiring monthly
    principal and interest payments of $18,378 through March 31,
    2007 and a final payment of $1,830,368 on April 30, 2007,
    secured by related real estate..............................   2,099  2,129
   Promissory note with the former owner of AATBS (being
    operated by the Company under the name Ventura), bearing
    interest at 6.25%, requiring an initial payment of $400,000 on January 1, 1998, quarterly principal and interest
    payments of $75,000 through October 1, 2002 and a final
    payment of $375,000 on January 1, 2002, secured by the
    assets of AATBS.............................................     655    901
   Promissory note with the former owner of MIM, bearing
    interest at 8%, requiring monthly principal and interest
    payments of $9,426 through May 31, 2001, unsecured..........      90    191
   Bank note payable, bearing interest at 9%, requiring monthly principal and interest payments of $1,462 through May 18,
    2008, secured by real estate................................      97    106
   Business improvement loans, bearing interest at the prime
    rate plus 1.5% (10.5% at August 31, 2000), requiring monthly
    principal payments of $4,810 through 2002...................      50    103
   Other........................................................      59     54
                                                                  ------ ------
                                                                   3,400  3,484
   Less--Current maturities.....................................     796    486
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

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

   At August 31, 2000, future annual principal payments of long-term debt are as follows (dollars in thousands):

   August 31--
     2001................................................................ $  796
     2002................................................................    492
     2003................................................................     50
     2004................................................................     55
     2005................................................................     60
     2006 and thereafter.................................................  1,947
                                                                          ------
                                                                          $3,400
                                                                          ======

6. Income Taxes

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

   The provision for income taxes for the years ended August 31, 2000, 1999 and 1998 consists of the following (dollars in thousands):

                                                            2000    1999  1998
                                                           -------  ----  ----
   Current:
     Federal.............................................. $ 1,955  $676  $--
     State................................................     432   210    29
                                                           -------  ----  ----
       Total current provision............................   2,387   886    29
   Deferred:
     Federal..............................................    (601)   51   --
     State................................................    (175)    3   --
     Foreign..............................................    (348) (132)  --
                                                           -------  ----  ----
       Total deferred benefit.............................  (1,124)  (78)  --
   Initial recognition of deferred income tax benefit
    resulting from change in tax status...................     --   (764)  --
                                                           -------  ----  ----
       Total income tax provision......................... $ 1,263  $ 44  $ 29
                                                           =======  ====  ====

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

   A reconciliation of the statutory Federal tax rate to the actual effective income tax rate for the years ended August 31, 2000 and 1999, is as follows (tax provision for 1998 relates to only the S Corporation taxes):

                                                                  2000  1999
                                                                  ----  -----
   Statutory Federal income tax rate............................. 34.0%  34.0%
   Foreign taxes.................................................  1.6   (0.2)
   State income taxes, net of federal benefit....................  4.9    4.6
   Income tax benefit recognized as a result of change in tax
    status.......................................................  --   (16.5)
   S Corporation income taxes to its shareholder.................  --   (25.4)
   Permanent and other...........................................  2.7    4.5
                                                                  ----  -----
     Effective rate.............................................. 43.2%   1.0%
                                                                  ====  =====

   The significant components of deferred income tax assets and liabilities as of August 31, 2000 and 1999 are as follows (dollars in thousands):

                                                                    2000   1999
                                                                   ------  ----
   Deferred income tax assets:
     Canadian Tax net operating loss carryforward................. $  488  $122
     John Marshall basis difference...............................    902   --
     Payroll and related benefits.................................    160   149
     Allowance for doubtful accounts..............................    123   122
     Fixed assets.................................................     97   105
     Deferred rent................................................    279   241
     Other........................................................      3   137
                                                                   ------  ----
       Total deferred income tax assets...........................  2,052   876
   Deferred income tax liabilities:
     Other........................................................    (86)  (34)
                                                                   ------  ----
       Total net deferred tax assets.............................. $1,966  $842
                                                                   ======  ====

   No valuation allowance for deferred income tax assets at August 31, 2000 and 1999 has been recorded as the Company believes that it is more likely than not that the deferred tax assets will be realized in the future.

7. Shareholders' Equity

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

8. Stock Plans

   During 1999, the Company adopted the 1999 Stock Incentive Plan. Under this plan the Company can grant up to 750,000 options exercisable into shares of Class A common stock to certain members of management. Most of the options vest and become exercisable in three equal annual installments commencing with their

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES issuance and at the next two anniversary dates. Some options are vested at the date of grant based on determinations made by the Company's board of directors. The stock options expire ten years from the date of grant.

   The following table summarizes stock option activity under the Plan:

                                              August 31, 2000   August 31, 1999
                                              ----------------- ----------------
                                                       Weighted         Weighted
                                                       Average          Average
                                              Shares    Price   Shares   Price
                                              -------  -------- ------- --------
Outstanding at beginning of year............. 381,900   $13.54      --   $  --
Granted......................................  97,500     6.17  381,900   13.54
Exercised....................................     --       --       --      --
Canceled..................................... (45,600)   14.00      --      --
                                              -------   ------  -------  ------
Outstanding at end of year................... 433,800   $11.84  381,900  $13.54
                                              =======   ======  =======  ======
Options exercisable at year-end.............. 301,600   $12.37  163,300  $12.93
                                              =======   ======  =======  ======

   The following table summarizes information about stock options outstanding at August 31, 2000:

                          Options Outstanding                       Options Exercisable
                        -----------------------------------       -----------------------------------
                                            Weighted-                                 Weighted-
     Range of                                Average                                   Average
     Exercise                               Remaining                                 Remaining
      Prices            Shares                Life                Shares                Life
     --------           ------              ---------             ------              ---------
   $5.375-$7.500        124,500               9.62                 70,500               9.59
      $14.00            309,300               8.55                231,100               8.55

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

   The weighted average fair value of options issued during 2000 and 1999 was $3.642 and $9.703 and was estimated on the date of grant based on the Black-Scholes option pricing model assuming, among other things, a risk-free interest rate of 6.02% for 2000 and 5.81% for 1999; no dividend yield; expected volatility of 63% for 2000 and 70% for 1999 and an expected life of five years for 2000 and 10 years for 1999. Had compensation costs for options been determined in accordance with SFAS 123, the Company's net income for the years ended August 31, 2000 and 1999 would have been approximately $764,000 and $2,783,000, respectively.

   The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years. This primarily relates to the fact that options vest over several years and pro forma compensation cost is recognized as the options vest. Furthermore, the compensation cost is dependent on the number of options granted, which may vary in future periods.

9. Leases

 Facilities and Equipment Leases

   The Company maintains operating leases for its educational and office facilities and for certain office and computer equipment. The facility leases generally require the Company to pay for pro rata increases in property

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES taxes, maintenance and certain operating expenses. Rent expense under operating leases, recognized on a straight-line basis over the term of the lease (excluding property taxes, maintenance and operation costs), totaled, $3,101,302, $2,811,567 and $1,617,784 for the fiscal years ended August 31,
2000, 1999 and 1998, respectively.

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

   At August 31, 2000, the approximate future minimum rental income and commitments under operating leases that have initial or remaining noncancellable lease terms in excess of one year are as follows (dollars in thousands):

                                                Real Estate
                                     Lease          and            Total
                                  Commitments Sublease Income Operating Leases
                                  ----------- --------------- ----------------
   For the year ended August 31,
     2001........................   $ 3,064        $(298)         $ 2,766
     2002........................     3,211         (164)           3,047
     2003........................     3,241         (122)           3,119
     2004........................     2,971          (24)           2,947
     2005........................     2,919           (8)           2,911
     2006 and thereafter.........     8,234          --             8,234
                                    -------        -----          -------
                                    $23,640        $(616)         $23,024
                                    =======        =====          =======

10. Commitments and Contingencies

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

11. Regulatory

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

   The standards employ a ratio methodology under which an institution need only satisfy a single standard--the composite score standard. The ratio methodology takes into account an institution's total financial resources

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES and provides a combined score of the measures of those resources along a common scale (from negative 1.0 to positive 3.0). It allows a relative strength in one measure to mitigate a relative weakness in another measure.

   If an institution achieves a composite score of at least 1.5, it is financially responsible without further oversight. If an institution achieves a composite score from 1.0 to 1.4, it is in the "zone," is subject to additional monitoring, and may continue to participate as a financially responsible institution for up to three years. Additional monitoring may require the school to (1) notify the DOE, within 10 days of certain changes, such as an adverse accrediting action; (2) file its financial statements earlier than the six month requirement following the close of the fiscal year and (3) subject the school to a cash monitoring payment method. If an institution achieves a composite score below 1.0, it fails to meet the financial responsibility standards unless it qualifies under the provisions of an alternative standard (i.e., letter of credit equal to 50% of the Title IV program funds expended from the prior fiscal year or equal to at least 10% of the Title IV program funds expended from the prior fiscal year and provisional certification status). The institution may also be placed on the cash monitoring payment method or the reimbursement payment method. The Company applied these regulations to its financial statements as of August 31, 2000 and has determined that the Company and each of its institutions satisfied the standards based upon their composite scores.

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

   In order to operate and award degrees, diplomas and certificates and to participate in the Title IV Programs, a campus must be licensed or authorized to offer its programs of instruction by the relevant agency of the state in which such campus is located. Each of the Company's campuses is licensed or authorized by the relevant agency of the state in which such campus is located. In addition, in order to participate in the Title IV Programs,

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES an institution must be accredited by an accrediting agency recognized by the DOE. Each of the Company's schools is accredited by an accrediting agency recognized by the DOE.

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

12. Related-Party Transactions

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

 John Marshall Law School

   The Company entered into a long-term management arrangement with John Marshall in September 1999. The arrangement includes a management agreement, an option to purchase John Marshall exercisable at the Company's discretion over a 10-year period and a line of credit of $600,000 between the Company and John Marshall. The line of credit is secured by essentially all of the assets of John Marshall. The principal and any interest are due in 2003. As of August 31, 2000, the Company had advanced approximately $500,000 under the line of credit. As provided for under the agreement, the Company receives a management fee based upon John Marshall's net revenue. The management fee has been eliminated from the consolidated financial statements. The Company has advanced $2,149,000 to fund operating activities of John Marshall during fiscal 2000 and has committed to advance an additional $1.5 million during fiscal 2001, if needed. Amounts owed from John Marshall, net of any losses attributable to its operations, are included in other long-term assets.

   In 1987, the Georgia Supreme Court mandated that John Marshall obtain American Bar Association ("ABA") accreditation before 2003. The ABA has to date refused such accreditation. On September 5, 2000, John Marshall filed an appeal regarding its accreditation, which is scheduled to be heard in February 2001. If the appeal is successful, the Company has been advised that the ABA will send a two-person team to inspect the school and verify that shortcomings noted in previous inspections have been addressed. If the appeal proves unsuccessful, John Marshall can begin the accreditation process again with a new application filing in the Fall of 2001. Though the Company believes that accreditation can be achieved before the 2003 deadline, there exist a myriad of circumstances that cannot be foreseen and over which the Company has no control that could interfere

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES with the granting of accreditation status to John Marshall; thus, there can be no assurance that accreditation will be received. This could affect the Company's ability to fully realize amounts it has advanced to John Marshall.

13. Profit-Sharing Plan

   The Company maintains a 401(k) profit-sharing plan that covers full-time employees. Employees can contribute up to 15%. Contributions to the plan are made at the discretion of the Board of Directors as well as by employees in lieu of current salary. Contributions by the Company totaled $713,235, $585,423 and $455,778 for the years ended August 31, 2000, 1999 and 1998, respectively.

14. Segment Reporting

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

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

   The following table presents financial data for the years ended August 31, 2000, 1999 and 1998, for these segments (dollars in thousands):

                                                           Test
                                                Schools Preparation Consolidated
                                                ------- ----------- ------------
                       2000
   Revenue..................................... $40,529   $3,529      $44,058
   Income from operations......................   3,331    1,037        4,368
   Depreciation and amortization...............   1,369      185        1,554
   Interest revenue............................     854      --           854
   Interest expense............................     248       52          300
   Net income..................................   1,166      495        1,661
   Total assets................................  30,242    5,058       35,300
   Capital expenditures........................   1,872        3        1,875
   Long-lived assets...........................   9,444    3,550       12,994
                       1999
   Revenue..................................... $33,176   $3,690      $36,866
   Income from operations......................   3,469    1,036        4,505
   Depreciation and amortization...............   1,028      377        1,405
   Interest revenue............................     695      --           695
   Interest expense............................     401      166          567
   Net income..................................   3,796      787        4,583
   Total assets................................  30,233    4,086       34,319
   Capital expenditures........................   1,860       29        1,889
   Long-lived assets...........................   8,684    3,732       12,416
                       1998
   Revenue..................................... $25,597   $3,755      $29,352
   Income from operations......................     785    1,015        1,800
   Depreciation and amortization...............     565      373          938
   Interest revenue............................     357      --           357
   Interest expense............................     308      293          601
   Net income..................................     805      710        1,515
   Total assets................................  18,591    4,884       23,475
   Capital expenditures........................     579       18          597
   Long-lived assets...........................   6,480    4,081       10,561

15. Valuation and Qualifying Accounts

   The following summarizes the activity of the allowance for doubtful accounts (dollars in thousands):

                                               Net
                                 Balance at Charges to Increase Due Balance at
                                 Beginning  Operating       to        End of
                                 of Period   Expenses  Acquisitions   Period
                                 ---------- ---------- ------------ ----------
   Student receivable allowance
    activity for the year ended
    August 31, 1998.............    $ 30       $177        $ 23        $230
   Student receivable allowance
    activity for the year ended
    August 31, 1999.............    $230       $ 47        $ 39        $316
   Student receivable allowance
    activity for the year ended
    August 31, 2000.............    $316       $(5)        $--         $311

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)


16. Subsequent Events

   On September 1, 2000, the Company entered into a Consulting Agreement with Leeds Equity Associates, L.P. This partnership includes as a partner Jeffrey Leeds, a member of the Company's board of directors. This Agreement encompasses the performance of Company requested services over the six month term of the Agreement. Payment is represented by a stock purchase warrant providing for the purchase of 200,000 shares of the Company's Class A common stock at a purchase price of $6.48 per share and with a seven year exercise period. The Company has estimated the value of the warrant to be approximately $860,000. The value of the warrant will be charged to expense over the next six month period.

   On March 1, 2001, the Company completed its acquisition of Western State University College of Law, in Fullerton California ("Western State") pursuant to the terms of the Stock Purchase Agreement dated as of November 14, 2000, between Argosy and Western State. The Company purchased all of the outstanding common stock of Western State for approximately $13.0 million. Consideration for the purchase consisted of $8.6 million in cash and the assumption of $4.0 million in debt.

   On March 1, 2001, the Company exercised its option to purchase all of the operating assets of John Marshall Law School for $0.1 million.

   On March 1, 2001, the Company acquired the Connecting Link, a privately held provider of continuing professional education for grade kindergarten to grade 12 teachers, for $1.8 million.