Form 10-Q/A
period 2000-11-30
ARGOSY EDUCATION GROUP INC
filed 2001-03-26
CIK 1070042

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

                         ARGOSY EDUCATION GROUP, INC.

                                     INDEX

Description                                                                                                            Page No.
Part I.   Financial Information

Item 1.   Financial Statements

         Condensed Consolidated Balance Sheets................................................................            3
         Condensed Consolidated Statements of Operations......................................................            4
         Condensed Consolidated Statements of Cash Flows......................................................            5
         Notes to Condensed Consolidated Financial Statements.................................................            6

Item 2.   Management's Discussion and Analysis of Results of Operations
                  and Financial Condition.....................................................................            9

Item 3.   Quantitative and Qualitative Disclosure About Market Risk...........................................           14

Part II.    Other Information

Item 1.   Legal Proceedings...................................................................................           14

Item 2.   Changes in Securities and Use of Proceeds............................................................          14

Item 3.   Defaults Upon Senior Securities......................................................................          14

Item 4.   Submission of Matters to a Vote of Security-Holders..................................................          14

Item 5.   Other Information....................................................................................          14

Item 6.   Exhibits and Reports on Form 8-K......................................................................         14

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Amounts in thousands)
                                  (Unaudited)

                                                                                              November 30, 2000   August 31, 2000
                                                                                              -----------------   ---------------
                                                                                                As Restated         As Restated
           ASSETS                                                                               See Note 2.         See Note 2.
                                                                                              -----------------   ---------------
CURRENT ASSETS:
     Cash and cash equivalents                                                                  $    5,809           $    8,112
     Short-term investments                                                                          4,544                7,787
     Receivables, net                                                                                3,216                2,685
     Prepaid expenses and other current assets                                                       1,373                  959
                                                                                              ------------          -----------
           Total current assets                                                                     14,942               19,543
PROPERTY AND EQUIPMENT, net                                                                          6,687                6,307
NON-CURRENT INVESTMENTS                                                                                  0                  200
OTHER ASSETS                                                                                         2,049                1,879
WESTERN STATES INVESTMENT                                                                            6,857                    0
ADVANCES TO JOHN MARSHALL                                                                              827                  724
INTANGIBLES, net                                                                                     6,571                6,687
                                                                                              ------------          -----------
           TOTAL ASSETS                                                                        $    37,933           $   35,300
                                                                                              ============          ===========

           LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt                                                      $       890           $      796
     Accounts payable                                                                                1,902                1,162
     Accrued payroll and other related liabilities                                                     887                  634
     Accrued expenses                                                                                1,051                  584
     Deferred revenue and student deposits                                                           3,224                2,760
                                                                                              ------------          -----------
           Total current liabilities                                                                 7,954                5,936
                                                                                              ------------          -----------

LONG-TERM DEBT, less current maturities                                                              2,516                2,604

DEFERRED RENT                                                                                          758                  710

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Class A common stock - 30,000,000 shares authorized, $.01 par value,
       2,060,594 and 2,059,417 shares issued and outstanding at November 30,
       2000 and August 31, 2000
       respectively                                                                                     21                   21
     Class B common stock - 10,000,000 shares authorized,
       $.01 par value, 4,900,000 shares issued and outstanding
        at November 30, 2000 and August 31, 2000 respectively                                           49                   49
     Additional paid-in capital                                                                     25,131               25,131
     Treasury Stock-at cost: 482,000 shares at cost                                                 (2,131)              (2,131)
     Stock Warrants                                                                                    860                    0
     Accumulated other comprehensive income                                                            370                1,102
     Purchase price in excess of predecessor carryover                                                (720)                (720)
     Retained earnings                                                                               3,125                2,598
                                                                                              ------------          -----------
           Total stockholders' equity                                                               26,705               26,050
                                                                                              ------------          -----------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $    37,933           $   35,300
                                                                                              ============          ===========

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                                 Three Months Ended
                                                                                    November 30,
                                                                                    ------------
                                                                                2000           1999
                                                                                ----           ----
                                                                            As Restated     As Restated
                                                                            See Note 2.     See Note 2.
                                                                           -----------------------------
Revenues:
       Tuition and fees, net                                                  $ 13,224        $ 10,926
       Other                                                                        80             688
                                                                            ----------     -----------
            Total revenues, net                                                 13,304          11,614
                                                                            ----------     -----------
Operating expenses:
       Cost of education                                                         5,822           5,062
       Selling expenses                                                          1,477           1,038
       General and administrative expenses                                       4,690           3,927
                                                                            ----------     -----------
            Total operating expenses                                            11,989          10,027
                                                                            ----------     -----------

       Income from operations                                                    1,315           1,587

Other income (expense):
       Losses attributable to John Marshall                                       (295)           (179)
       Interest income                                                             225             215
       Interest expense                                                            (75)            (70)
       Other income                                                                  4              19
                                                                            ----------     -----------
            Total other income (expense), net                                     (141)            (15)
                                                                            ----------     -----------

Income before provision for income taxes                                         1,174           1,572

Provision for income taxes                                                         634             636
                                                                            ----------     -----------

Net income                                                                    $    540        $    936
                                                                            ==========     ===========
Net income per share:
       Basic and diluted                                                      $   0.08        $   0.14
                                                                            ==========     ===========
Weighted average shares outstanding:

       Basic                                                                     6,478           6,693
                                                                            ==========     ===========
       Diluted                                                                   6,484           6,693
                                                                            ==========     ===========

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)

                                                                                            Three Months Ended
                                                                                               November 30,
                                                                                         2000                1999
                                                                                         ----                ----
                                                                                      As Restated         As Restated
                                                                                      See Note 2.         See Note 2.
                                                                                     ------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income                                                                    $     540           $     936
       Adjustments to reconcile net income to net cash
         provided by operating activities -
            Depreciation and amortization                                                  407                 350
            Deferred taxes                                                                (238)               (199)
            Issuance of stock performance grants and warrants                              430                 213
            Loss attributable to John Marshall                                             295                 179
            Changes in operating assets and liabilities                                  1,488                 758
                                                                                    ----------          ----------
                Net cash provided by operating activities                                2,922               2,237
                                                                                    ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment, net                                            (687)               (604)
       Advances to John Marshall Law School                                               (398)               (407)
       Business acquisition, net of cash                                                (6,857)               (104)
       (Purchase) sale of investments, net                                               2,773              (2,236)
                                                                                    ----------          ----------
                Net cash used in investing activities                                   (5,169)             (3,351)
                                                                                    ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Purchase of treasury stock                                                            0              (2,131)
       Borrowing of long-term debt                                                         115                   -
       Payments of long-term debt                                                         (110)               (119)
                                                                                    ----------          ----------
                Net cash (used in) provided by financing activities                          5              (2,250)
                                                                                    ----------          ----------

EFFECTIVE EXCHANGE RATE CHANGES ON CASH                                                    (61)                (12)
                                                                                    ----------          ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS
                                                                                        (2,303)             (3,376)

CASH AND CASH EQUIVALENTS, beginning of period                                           8,112               8,980
                                                                                    ----------          ----------

CASH AND CASH EQUIVALENTS, end of period                                             $   5,809           $   5,604
                                                                                    ==========          ==========

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

Note 2. Restatements

     Subsequent to the issuance of the Company's consolidated financial statements for the quarterly period ended November 30, 2000, it was determined that the previously reported operating results for the quarterly periods ended November 30, 2000 and 1999, were overstated. The accompanying financial statements have been revised primarily to reflect adjustments to reduce the carrying value of the Company's advances to John Marshall Law School. It was determined that the more appropriate accounting for the advances to John Marshall is to treat this as an equity method investment. The accounting for the advances to John Marshall has been revised to reduce the amount of the advances to John Marshall to reflect John Marshall's operating losses during the three months ended November 30, 2000 and 1999. The 2000 financial statements were restated to give effect to the revised accounting for the John Marshall advances from the point in time that the management agreement was in place (September 1, 1999). Additionally, the financial statements for the quarter ended November 30, 2000, were restated to eliminate a tax benefit of $0.2 million associated with the charge recorded for the Leeds Warrant (see Note 6).

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

 A summary of the effects of the restatements follows (dollars in thousands):

                                                                   For the three                    For the three
                                                                   months ended                     months ended
                                                                 November 30, 2000                November 30, 1999

                                                         -------------------------------------------------------------------
                                                         As Previously     As Restated      As Previously      As Restated
                                                            Reported                           Reported
                                                         -------------    -------------    ---------------    --------------
Net Revenue                                                    $13,270          $13,304            $11,614           $11,614
                                                         -------------    -------------    ---------------    --------------

Operating expenses:
    Cost of education                                            5,822            5,822              5,062             5,062
    Selling expenses                                             1,477            1,477              1,038             1,038
    General and administrative expenses                          4,669            4,690              3,825             3,927
                                                         -------------    -------------    ---------------    --------------
       Total operating expenses                                 11,968           11,989              9,925            10,027
                                                         -------------    -------------    ---------------    --------------
       Income from operations                                    1,302            1,315              1,689             1,587
                                                         -------------    -------------    ---------------    --------------
Other income (expense):
    Losses attributable to John Marshall
                                                                    --             (295)                --              (179)
    Interest income                                                225              225                215               215
    Interest expense                                               (75)             (75)               (70)              (70)
    Other income (expense)                                           4                4                 19                19
                                                         -------------    -------------    ---------------    --------------
       Total other income (expense), net
                                                                   154             (141)               164               (15)
                                                         -------------    -------------    ---------------    --------------
       Income before provision for
           income taxes
                                                                 1,456            1,174              1,853             1,572
Provision for income taxes                                         575              634                748               636
                                                         -------------    -------------    ---------------    --------------
Net income                                                     $   881          $   540            $ 1,105           $   936
                                                         =============    =============    ===============    ==============
Earnings per share
Basic                                                          $  0.14          $  0.08            $  0.17           $  0.14
                                                         =============    =============    ===============    ==============
Weighted average shares outstanding - basic                      6,478            6,478              6,693             6,693
                                                         =============    =============    ===============    ==============
Diluted                                                        $  0.14          $  0.08            $  0.17           $  0.14
                                                         =============    =============    ===============    ==============
Weighted average shares outstanding - diluted                    6,484            6,484              6,693             6,693
                                                         =============    =============    ===============    ==============

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

                                                                          November 30, 2000
                                                                 ----------------------------------
                                                                 As Previously
                       ASSETS                                      Reported             As Restated
------------------------------------------------------           -------------          -----------
Current Assets:
    Cash and cash equivalents                                         $  5,812             $  5,809
    Short-term investments                                               4,544                4,544
    Receivables, net                                                     3,211                3,216
    Prepaid expenses                                                     1,351                1,373
                                                                 -------------           ----------
                     Total current assets                               14,918               14,942
                                                                 -------------           ----------
Property and equipment, net                                              6,687                6,687
                                                                 -------------           ----------
Other Assets:
    Other assets                                                         1,005                2,049
    Western States Investment                                            6,857                6,857
    Advances to John Marshall                                            3,495                  827
    Intangibles, net                                                     6,571                6,571
                                                                 -------------           ----------
Total Assets                                                          $ 39,533             $ 37,933
                                                                 =============           ==========

        LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------
Current Liabilities:
    Current maturities on long-term debt                              $    890             $    890
    Accounts payable                                                     1,902                1,902
    Accrued payroll and related expenses                                   887                  887
    Accrued expenses                                                       851                1,051
    Deferred revenue                                                     3,224                3,224
                                                                 -------------           ----------
                     Total current liabilities                           7,754                7,954
                                                                 -------------           ----------
Long-term debt, less current maturities                                  2,516                2,516
                                                                 -------------           ----------
Deferred rent                                                              758                  758
                                                                 -------------           ----------
Commitments and contingencies
Shareholders' equity:
    Class A common stock                                                    21                   21
    Class B common stock                                                    49                   49
    Additional paid-in capital                                          25,131               25,131
    Treasury stock                                                      (2,131)              (2,131)
    Accumulated other comprehensive income                                 370                  370
    Purchase price in excess of predecessor carryover basis               (720)                (720)
    Stock Warrants                                                         860                  860
    Retained earnings                                                    4,925                3,125
                                                                 -------------           ----------
                     Total shareholders' equity                         28,505               26,705
                                                                 -------------           ----------
Total liabilities and shareholders' equity                            $ 39,533             $ 37,933
                                                                 =============           ==========

Note 3- Acquisition

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

Note 4 - Recent Accounting Pronouncement

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

Note 5 - Shareholders' Equity

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

Note 6 - Related-Party Transactions

     As of September 1, 1999 the Company entered into an agreement to manage the John Marshall Law School of Atlanta, Georgia ("John Marshall"). The agreement is for 10 years and includes an option to purchase John Marshall. The right can be exercised at the Company's discretion. In addition, a line of credit of $600,000 was established between the Company and John Marshall. As of November 30, 2000, the Company advanced approximately $500,000 under the line of credit and approximately $2.5 million to fund operations under the management agreement and has committed to advance an additional $1.0 million in fiscal 2001 if needed. For the quarters ended November 30, 2000 and 1999, the losses for John Marshall, excluding intercompany transactions, of $0.3 million and $0.2 million, respectively, have been included as other expenses in the Company's statements of operations and have been reflected as a reduction of the advances made to John Marshall.

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

Note 7 - Comprehensive Income

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

                                                        Three Months Ended
                                                        ------------------

                                                      November       November
                                                      --------       --------
                                                      30, 2000       30, 1999
                                                      --------       --------
Net income                                             $   540        $   936

Other comprehensive income:
   Unrealized gain/(loss) on investments                  (400)           117
   Foreign currency translation adjustment                 (46)            --
                                                      -----------------------

Total other comprehensive income                          (446)           117
                                                      -----------------------

Comprehensive income                                   $    94        $ 1,053
                                                      =======================

     For the period ended November 30, 2000 and November 30, 1999 Accumulated Other Comprehensive Income, net of tax, was approximately $222,000 and $385,000, respectively, and would have resulted in a reduction of Comprehensive Income.

Note 8 - Segment Reporting

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

     The following table presents financial data for the three months ended November 30, 2000 and November 30, 1999 for these segments (dollars in thousands):

                               Schools      Test Preparation      Consolidated
                               -------      ----------------      ------------
  Three Months Ended
  November 30, 2000
  -----------------
Revenue                        $12,453            $  851             $13,304
Income from operations           1,126               189               1,315
Net Income                         433               107                 540
Total Assets                    32,823             5,110              37,933

  Three Months Ended
  November 30, 1999
  -----------------
Revenue                        $10,749            $  865             $11,614
Income from operations           1,348               239               1,587
Net Income                         801               135                 936
Total Assets                    30,521             3,938              34,459

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

Results of Operations

The following table summarizes the Company's operating results as a percentage of net revenue for the period indicated:

                                                         Three Months Ended
                                                            November 30,
                                                            ------------
                                                      2000               1999
                                                      ----               ----
Total revenues, net                                      100%               100%

Operating expenses:
Cost of education                                       43.8               43.6
Selling expenses                                        11.1                8.9
General and administrative expenses                     35.2               33.8
                                                        ----               ----
Total operating expenses                                90.1               86.3
                                                        ----               ----
Income from operations                                   9.9               13.7

Total other income (expense), net                       (1.1)               0.1
                                                        ----               ----
Income before provision for income taxes                 8.8               13.6

Provision for income taxes                               4.7                5.5
                                                        ----               ----
Net income                                               4.1%               8.1%
                                                        ====               ====

Three Months Ended November 30, 2000 Compared to Three Months Ended November 30, 1999

     Net revenues increased 14.6% from $11.6 million in the first quarter of fiscal 2000 to $13.3 million in the first quarter of fiscal 2001, due to increased revenue at all schools. The revenue increase is primarily due to internal growth and tuition increases.

     Cost of education increased 15.0% from $5.1 million in the first quarter of fiscal 2000 to $5.8 million in the first quarter of fiscal 2001, due to additional teaching costs to meet the growth in the number of students attending the schools. As a percentage of net revenue, cost of education increased slightly from 43.6% in fiscal 2000 to 43.8% in fiscal 2001.

     Selling expenses increased 42.3% from $1.0 million in the first quarter of fiscal 2000 to $1.5 million in the first quarter of fiscal 2001. As a percentage of revenue, selling expenses increased from 8.9% to 11.1% primarily due to the addition of recruiters and more aggressive advertising at all of the Argosy schools. This is an integral part of our marketing strategy.

     General and administrative expenses increased 19.4% from $3.9 million in the first quarter of fiscal 2000 to $4.7 million in the first quarter of fiscal 2001 and, as a percentage of net revenue increased from 33.8% to 35.3% from quarter to quarter. The dollar increase is primarily due to the expensing of warrants issued for general and academic services. On September 1, 2000, the Company entered into a Consulting Agreement with Leeds Equity Associates, LP. This partnership includes, as a partner Jeffrey Leeds, a member of the Company's board of directors. This agreement encompasses the performance of Company requested services over the six month term of the agreement. Payment is represented by a stock purchase warrant providing for the purchase of 200,000 shares of the Company's Class A common stock at a purchase price of $6.48 per share and with a seven year exercise period. The value of the warrants was established at $0.8 million and half of the charge was recorded in the first fiscal quarter of 2001. An additional charge of $0.4 million will occur in the second quarter. Additional expenses were incurred for additional management payroll costs.

     Other expense net, increased from a negligible amount in fiscal 2000 to expense of $0.1 million in fiscal 2001. This increase in fiscal 2001 was primarily attributable to equity losses resulting from the Company's investment in John Marshall Law School, offset by interest income.

     The provision for income taxes remained consistent at $0.6 million in the first quarter of fiscal 2000 and in the first quarter of fiscal 2001.

     Net income decreased 42.3%, from $0.9 million in the first quarter of fiscal 2000 to $0.5 million in the first quarter of fiscal 2001 due to the reasons discussed above. The higher effective income tax rate in the first quarter of fiscal 2001 is attributable to the lack of a tax benefit associated with stock warrants issued in 2001.

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

Liquidity and Capital Resources

     Since its formation, the Company has financed its operating activities primarily through cash generated from operations. Completed acquisitions have been financed primarily through debt instruments. Net cash provided by operating activities increased from $2.2 million in the three months ended November 30, 1999 to $2.9 million in the three months ended November 30, 2000. The Company had $7.0 million of working capital as of November 30, 2000 compared to $13.6 million of working capital as of August 31, 2000. The primary decrease is attributable to the $6.9 million escrow payment made pursuant to the Western States acquisition agreement. Advances made to John Marshall during the three months ended November 30, 2000 were approximately $0.4 million.

     Capital expenditures increased from $0.6 million in the three months ended November 30, 1999 to $0.7 million in the same period in 2000. Capital expenditures are expected to increase as the student population increases and the Company continues to upgrade and expand current facilities and equipment. The Company has no other commitments for material capital expenditures.

     The Company entered into a long-term management arrangement with John Marshall Law School of Atlanta, Georgia in September 1999. The arrangement includes a management agreement, a 10-year option to purchase John Marshall exercisable at the Company's discretion and a line of credit of $600,000 between the Company and John Marshall. As of November 30, 2000, the Company had advanced approximately $500,000 under the line of credit and approximately $2.5 million in operating cash under the management agreementThese advances net of John Marshall operating losses, are included in other long term assets. During the three months ended November 30, 2000, the Company advanced $500,000 and has committed to advance an additional $1.0 million for John Marshall in fiscal 2001, if needed.

     In 1987, the Georgia Supreme Court mandated that John Marshall obtain American Bar Association ("ABA") accreditation before 2003. The ABA has to date refused such accreditation. On September 5, 2000, John Marshall filed an appeal regarding its accreditation, which is scheduled to be heard in February 2001. If the appeal is successful, the Company has been advised that the ABA will send a two-person team to inspect the school and verify that shortcomings noted in previous inspections have been addresses. If the appeal proves unsuccessful, John Marshall can begin the accreditation process again with a new application filing in the fall of 2001. Though the Company believes that accreditation can be achieved before the 2003 deadline, there exists a myriad of circumstances that cannot be foreseen and over which the Company has no control that could interfere with the granting of accreditation status to John Marshall; thus, there can be no assurance that accreditation will be received which could impact the Company's ability to recover its $3.0 million advance to John Marshall.

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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

   10.34 Purchase and Sale Agreement, dated November 14, 2000 between Western State University And the Company (previously filed)

   (b)   Reports on Form 8-K:

         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARGOSY EDUCATION GROUP, INC.

March 26, 2001                    /s/  Charles T. Gradowski
                                  --------------------------
                                  Charles T. Gradowski
                                  Chief Financial Officer