Form 10-Q
period 2001-02-28
ARGOSY EDUCATION GROUP INC
filed 2001-04-11
CIK 1070042

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended February 28, 2001
                       Commission file number 000-29820

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

                                  YES  X   NO

     At April 9, 2001 the registrant had 6,965,705 shares of common stock outstanding.

                         ARGOSY EDUCATION GROUP, INC.

                                     INDEX

Description                                                                                               Page No.
Part I.  Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets ...........................................................    3
         Condensed Consolidated Statements of Operations .................................................    4
         Condensed Consolidated Statements of Cash Flows .................................................    5
         Notes to Condensed Consolidated Financial Statements ............................................    6

Item 2.  Management's Discussion and Analysis of Results of Operations
             and Financial Condition .....................................................................   10

Item 3.  Quantitative and Qualitative Disclosure About Market Risk .......................................   14

Part II. Other Information

Item 1.  Legal Proceedings ...............................................................................   14

Item 2.  Changes in Securities and Use of Proceeds .......................................................   14

Item 3.  Defaults Upon Senior Securities .................................................................   14

Item 4.  Submission of Matters to a Vote of Security-Holders .............................................   15

Item 5.  Other Information ...............................................................................   15

Item 6.  Exhibits and Reports on Form 8-K ................................................................   15

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Amounts in thousands)
                                  (Unaudited)

                                                                         February 28, 2001    August 31, 2000
                                                                         -----------------    ---------------
                                                                                                 As Restated
                                                                                                 See Note 2.
       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                  $  6,516             $  8,112
  Short-term investments                                                        4,337                7,787
  Receivables, net                                                              3,249                2,685
  Prepaid expenses and other current assets                                     1,145                  959
                                                                             --------             --------
       Total current assets                                                    15,247               19,543
PROPERTY AND EQUIPMENT, net                                                     6,949                6,307
NON-CURRENT INVESTMENTS                                                            --                  200
OTHER ASSETS                                                                    2,512                1,839
WESTERN STATE INVESTMENT                                                        6,944                   --
ADVANCES TO JOHN MARSHALL                                                         722                  724
INTANGIBLES, net                                                                6,488                6,687
                                                                             --------             --------
       TOTAL ASSETS                                                          $ 38,862             $ 35,300
                                                                             ========             ========

       LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                                       $    751             $    796
  Accounts payable                                                              1,523                1,162
  Accrued payroll and other related liabilities                                 1,062                  634
  Accrued expenses                                                                724                  584
  Deferred revenue and student deposits                                         4,912                2,760
                                                                             --------             --------
       Total current liabilities                                                8,972                5,936
                                                                             --------             --------

LONG-TERM DEBT, less current maturities                                         2,428                2,604

DEFERRED RENT                                                                     802                  710

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Class A common stock - 30,000,000 shares authorized,
                $.01 par value, 2,063,062 shares issued and outstanding            21                   21
  Class B common stock - 10,000,000 shares authorized,
                $.01 par value, 4,900,000 shares issued and outstanding            49                   49
  Additional paid-in capital                                                   25,131               25,131
  Treasury Stock-at cost: 482,000 shares at cost                               (2,131)              (2,131)
  Stock Warrants                                                                  860                   --
  Accumulated other comprehensive income                                          200                1,102
  Purchase price in excess of predecessor carryover                              (720)                (720)
  Retained earnings                                                             3,250                2,598
                                                                             --------             --------
       Total stockholders' equity                                              26,660               26,050
                                                                             --------             --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 38,862             $ 35,300
                                                                             ========             ========

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                           Three Months Ended                       Six Months Ended
                                                     February 28,         February 29,       February 28,       February 29,
                                                     ------------         ------------       ------------       ------------
                                                          2001               2000                 2001             2000
                                                          ----               ----                 ----             ----
                                                                          As Restated                           As Restated
                                                                          See Note 2.                            See Note 2.
Revenues:
      Tuition and fees, net                             $ 11,691           $  9,683              $ 24,363          $ 20,624
      Other                                                  836                893                 1,469             1,566
                                                        --------           --------              --------          --------
           Total revenues, net                            12,527             10,576                25,832            22,190
                                                        --------           --------              --------          --------

Operating expenses:
      Cost of education                                    5,462              4,929                11,284             9,991
      Selling expenses                                     1,260                795                 2,736             1,833
      General and administrative expenses                  4,855              3,586                 9,546             7,513
                                                        --------           --------              --------          --------
           Total operating expenses                       11,577              9,310                23,566            19,337
                                                        --------           --------              --------          --------

      Income from operations                                 950              1,266                 2,266             2,853

Other income (expense):
      Losses attributable to John Marshall                  (577)              (570)                 (872)             (749)
      Interest income                                        168                228                   392               443
      Interest expense                                       (77)               (72)                 (151)             (142)
      Other income (expense)                                 (13)               (68)                   (8)              (49)
                                                        --------           --------              --------          --------
           Total other income (expense), net                (499)              (482)                 (639)             (497)
                                                        --------           --------              --------          --------

Income before provision for income taxes                     451                784                 1,627             2,356

Income taxes:
      Total provision for income taxes                       340                345                   975               980
                                                        --------           --------              --------          --------

Net income                                              $    111           $    439              $    652          $  1,376
                                                        ========           ========              ========          ========
Net income per share:
      Basic                                             $   0.02           $   0.07              $   0.10          $   0.21
                                                        ========           ========              ========          ========
      Diluted                                           $   0.02           $   0.07              $   0.10          $   0.21
                                                        ========           ========              ========          ========

Weighted average shares outstanding:
      Basic                                                6,481              6,472                 6,479             6,583
                                                        ========           ========              ========          ========
      Diluted                                              6,486              6,472                 6,488             6,583
                                                        ========           ========              ========          ========

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)

                                                                                         Six Months Ended
                                                                                 February 28,        February 29,
                                                                                     2001                2000
                                                                                     ----                ----
                                                                                                     As Restated
                                                                                                     See Note 2.
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income                                                                  $     652         $   1,376
       Adjustments to reconcile net income to net cash
         provided by operating activities -
            Depreciation and amortization                                                845               663
            Deferred taxes                                                              (759)             (184)
            Issuance of stock performance grants and warrants                            860               228
            Losses attributable to John Marshall                                         872               749
            Changes in operating assets and liabilities                                2,600             1,825
                                                                                   ---------         ---------
                Net cash provided by operating activities                              5,070             4,657
                                                                                   ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment, net                                        (1,302)           (1,368)
       Business acquisition, net of cash                                              (6,944)             (165)
       (Purchase) sale of investments, net                                             2,819              (948)
       Advances to John Marshall                                                        (959)           (1,167)
                                                                                   ---------         ---------
                Net cash used in investing activities                                 (6,386)           (3,648)
                                                                                   ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Purchase of treasury stock                                                         --            (2,131)
       Borrowing of long-term debt                                                        --               436
       Payments of long-term debt                                                       (221)             (231)
                                                                                   ---------         ---------
                Net cash (used in) provided by financing activities                     (221)           (1,926)
                                                                                   ---------         ---------

EFFECTIVE EXCHANGE RATE CHANGES ON CASH                                                  (59)              (21)
                                                                                   ---------         ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                                                                      (1,596)             (938)

CASH AND CASH EQUIVALENTS, beginning of period                                         8,112             8,980
                                                                                   ---------         ---------

CASH AND CASH EQUIVALENTS, end of period                                           $   6,516         $   8,042
                                                                                   =========         =========

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 - The Company and Basis of Presentation

     Argosy Education Group, Inc. (the "Company") is the nation's largest for-profit provider of doctoral level programs. The Company's mission is to provide academically oriented practitioner-focused education in fields with numerous employment opportunities and strong student demand. The Company operates degree and non-degree granting private, for-profit post-secondary schools devoted to awarding doctoral and master's degrees in psychology, education, business, and law as well as bachelor's degrees in business, associate degrees in allied health professions and diplomas in information technology.

     The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial condition and results of operations of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's report on Form 10K/A, as filed with the Securities and Exchange Commission. The results of operations for the six months ended February 28, 2001 are not necessarily indicative of results that could be expected for the entire fiscal year.

     The condensed consolidated financial statements as of February 28, 2001 and the six months ended February 28, 2001 and February 29, 2000 include the accounts of the Company and its wholly owned subsidiaries, and John Marshall Law School on the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.

Note 2. Restatements

     Subsequent to the issuance of the Company's consolidated financial statements for the quarterly period ended February 29, 2000, it was determined that the previously reported operating results for the three and six month periods ended February 29, 2000 were overstated. The accompanying financial statements relating to the three and six month periods ended February 29, 2000 reflect adjustments (consistent with the Company's reports on Form 10 Q/A for the quarterly periods ended February 29, 2000, May 31, 2000, and November 30, 2000 and the annual report on Form 10K/A for the year ended August 31, 2000) primarily to reduce the carrying value of the Company's advances to John Marshall Law School. It was determined that the more appropriate accounting for the advances to John Marshall is to treat this as an equity method investment. The accounting for the advances to John Marshall has been revised to reduce the amount of the advances to John Marshall to reflect John Marshall's operating losses during the three and six months ended February 29, 2000. The 2000 financial statements were restated to give effect to the revised accounting for the John Marshall advances from the point in time that the management agreement (Note 6) was in place (September 1, 1999). Additionally, the financial statements for the quarter ended November 30, 2000, were restated to eliminate a tax benefit of $0.2 million associated with the charge recorded for the Leeds Warrant.

Note 3: Acquisition

     The Company announced on November 16, 2000, that it had entered into an agreement to purchase Western State University College of Law, in Fullerton, California ("Western State") for approximately $13 million, less certain deductions as provided for in the agreement. The proposed transaction was subject to approval by accrediting and regulatory entities, including the Western Association of Schools and Colleges, the American Bar Association and the U.S. Department of Education which was received. In entering into the agreement, the

Company placed $6,857,000 into escrow to be distributed at closing. The acquisition was completed on March 1, 2001 (see Note 9- Subsequent Events).


Note 4 - Recent Accounting Pronouncements

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

Note 5: Shareholders' Equity

     In the first fiscal quarter of 2000, the Company adopted a repurchase program for the Company's Class A Common Stock of up to 500,000 shares. Shares of Class A Common Stock have been and maybe purchased by the Company from time to time through open market purchases and private purchase, as available. Under this program, the Company has repurchased 482,000 shares as of February 28, 2001 at a total cost of approximately $2,131,000.

Note 6: Related-Party Transactions

     As of September 1, 1999 the Company entered into an agreement to manage the John Marshall Law School of Atlanta, Georgia ("John Marshall"). The agreement is for 10 years and includes an option to purchase John Marshall. The right can be exercised at the Company's discretion. In addition, a line of credit of $0.6 million was established between the Company and John Marshall. As of February 28, 2001, the Company advanced $0.5 million under the line of credit and approximately $3.1 million to fund operations. For the six months ended February 28, 2001 and February 29, 2000, the losses for John Marshall, excluding intercompany transactions, of $0.9 million and $0.7 million, respectively, have been included as other expenses in the Company's statements of operations and have been reflected as a reduction of the advances made to John Marshall. (See
Note 9- Subsequent Events)

     In 1987, the Georgia Supreme Court mandated that John Marshall obtain American Bar Association ("ABA") accreditation before 2003. The ABA has to date refused such accreditation. John Marshall will begin the accreditation process again with a new application filing in the fall of 2001. Though the Company believes that accreditation can be achieved before the 2003 deadline, there exists a myriad of circumstances that cannot be foreseen and over which the Company has no control that could interfere with the granting of accreditation status to John Marshall; thus, there can be no assurance that accreditation will be received which could impact the Company's ability to recover its $0.7 million advance to John Marshall

     On September 1, 2000, the Company entered into a Consulting Agreement with Leeds Equity Associates, L.P. This partnership includes as a partner Jeffrey Leeds, a member of the Company's board of directors. This Agreement encompasses the performance of Company requested services over the six-month term of the Agreement. Payment is represented by a stock purchase warrant providing for the purchase of 200,000 shares of the Company's Class A common stock at a purchase price of $6.48 per share and with a seven year exercise period. The warrants are immediately exercisable and based upon the Black Scholes pricing model valued at $860,000. The warrant value was expensed over the service period resulting in half of the charge being recorded in the first fiscal quarter of 2001 and the remaining charge being recorded in the second quarter of 2001.

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

                                                          Three Months Ended                      Six Months Ended
                                                          ------------------                      ----------------
                                                      February 28,     February 29,          February 28,     February 29,
                                                      ------------     ------------          ------------     ------------
                                                          2001             2000                  2001             2000
                                                          ----             ----                  ----             ----
Net income                                            $      111       $       439           $       652      $     1,376

Other comprehensive income:
   Unrealized gain/(loss) on investments                    (443)              333                  (843)             450
   Foreign currency translation adjustment                   (13)              (21)                  (59)             (21)
                                                      -----------------------------          -----------------------------

Total other comprehensive income                            (456)              312                  (902)             429
                                                      -----------------------------          -----------------------------

Comprehensive income                                  $     (345)      $       751           $      (250)     $     1,805
                                                      =============================          =============================

     For the period ended February 28, 2001 and February 29, 2000 Accumulated Other Comprehensive Income, net of tax, was approximately $200,000 and $876,000, respectively, and would have resulted in a reduction of Comprehensive Income.


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

     The following table presents financial data for the three and six months ended February 28, 2001 and February 29, 2000 for these segments (dollars in thousands):

                                     Schools      Test Preparation        Consolidated
                                     -------      ----------------        ------------
       Three Months Ended
        February 28, 2001
        -----------------
Revenue                              $11,638           $   889               $12,527
Income from operations                   695               255                   950
Net Income                               (37)              148                   111
Total Assets                          35,145             3,717                38,862

       Three Months Ended
        February 29, 2000
        -----------------
Revenue                              $ 9,709           $   867               $10,576
Income from operations                 1,036               230                 1,266
Net Income                               309               130                   439
Total Assets                          33,810             3,907                37,717

        Six Months Ended
        February 28, 2001
        -----------------
Revenue                              $24,092           $ 1,740               $25,832
Income from operations                 1,822               444                 2,266
Net Income                               397               255                   652
Total Assets                         35,145              3,717                38,862

        Six Months Ended
        February 29, 2000
        -----------------
Revenue                              $20,458           $ 1,732               $22,190
Income from operations                 2,384               469                 2,853
Net Income                             1,111               265                 1,376
Total Assets                          33,810             3,907                37,717

9. Subsequent Events

     On March 1, 2001, the Company completed its acquisition of Western State pursuant to the terms of the Stock Purchase Agreement dated as of November 14, 2000, between Argosy and Western State. The Company purchased all of the outstanding common stock of Western State for approximately $13.0 million. Consideration for the purchase consisted of $8.6 million in cash and the assumption of $4.0 million in debt, and certain other deductions as provided for in the purchase agreement.

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

     Results of Operations

The following table summarizes the Company's operating results as a percentage of net revenue for the period indicated:

                                                       Three Months Ended                   Six Months Ended
                                                  February 28,      February 29,      February 28,     February 29,
                                                  ------------      ------------      ------------     ------------
                                                      2001              2000              2001             2000
                                                      ----              ----              ----             ----
Total revenues, net                                      100%             100%              100%             100%

Operating expenses:
Cost of education                                       43.6             46.6              43.7             45.0
Selling expenses                                        10.0              7.5              10.6              8.3
General and administrative expenses                     38.8             33.9              36.9             33.9
                                                       -----            -----             -----            -----

Total operating expenses                                92.4             88.0              91.1             87.2
                                                       -----            -----             -----            -----

Income from operations                                   7.6             12.0               8.7             12.8

Total other income (expense), net                       (4.0)            (4.6)             (2.5)            (2.2)
                                                       -----            -----             -----            -----

Income before provision for income taxes                 3.6              7.4               6.3             10.6

Provision for income taxes                               2.7              3.2               3.8              4.4
                                                       -----            -----             -----            -----

Net income                                               0.9%             4.2%              2.5%             6.2%
                                                       =====            =====             =====            =====

Three Months Ended February 28, 2001 Compared to Three Months Ended February 29, 2000

     Net revenues increased 18.4% from $10.6 million in the second quarter of fiscal 2000 to $12.5 million in the second quarter of fiscal 2001, due to increased revenue at all schools. The revenue increase is primarily due to internal growth and tuition increases.

     Cost of education increased 10.8% from $4.9 million in the second quarter of fiscal 2000 to $5.5 million in the second quarter of fiscal 2001, due to additional teaching costs to meet the growth in the number of students attending the schools. As a percentage of net revenue, cost of education decreased from 46.6% in fiscal 2000 to 43.6% in fiscal 2001 due to increased efficiencies.

     Selling expenses increased 58.5% from $0.8 million in the second quarter of fiscal 2000 to $1.3 million in the second quarter of fiscal 2001. As a percentage of revenue, selling expenses increased from 7.5% to 10.0% primarily due to the addition of recruiters and more aggressive advertising at all of the Argosy schools. This is an integral part of our marketing strategy.

     General and administrative expenses increased 35.3% from $3.6 million in the second quarter of fiscal 2000 to $4.9 million in the second quarter of fiscal 2001 and, as a percentage of net revenue increased from 33.9% to 38.8 % from quarter to quarter. The dollar increase is primarily due to the expensing of warrants issued for general and academic services. On September 1, 2000, the Company entered into a Consulting Agreement with Leeds Equity Associates, LP. This partnership includes, as a partner Jeffrey Leeds, a member of the Company's board of directors. This agreement encompasses the performance of Company requested services over the six-month term of the agreement. Payment is represented by a stock purchase warrant providing for the purchase of 200,000 shares of the Company's Class A common stock at a purchase price of $6.48 per share and with a seven year exercise period. The value of the warrants was established at $0.9 million and half of the charge was recorded in the first quarter , and the remaining charge of $0.4 million was recorded in the second quarter of fiscal 2001. Also, general and administrative expenses increased in the first quarter of 2001 due to additional management payroll costs.

     Other expense net, remained consistent at $0.5 million in the second quarter of fiscal 2001 and 2000.

     The provision for income taxes remained consistent at $0.3 million in the second quarter of fiscal 2000 and in the second quarter of fiscal 2001. The higher effective income tax rate in the first quarter of fiscal 2001 is the result of the non-cash stock warrants not having an income tax benefit.

     Net income decreased 74.7%, from $0.4 million in the second quarter of fiscal 2000 to $0.1 million in the second quarter of fiscal 2001 due to the reasons discussed above.

Six Months Ended February 28, 2001 Compared to Six Months Ended February 29,
2000

     Net revenues increased 16.4% from $22.1 million in the first six months of fiscal 2000 to $25.8 million in the first six months of fiscal 2001, due to increased revenue at all schools. The revenue increase is primarily due to internal growth and tuition increases.

     Cost of education increased 12.9% from $10.0 million in the first six months of fiscal 2000 to $11.3 million in the first six months of fiscal 2001, due to additional teaching costs to meet the growth in the number of students attending the schools. As a percentage of net revenue, cost of education decreased slightly from 45.0% in fiscal 2000 to 43.7% in fiscal 2001 due to increased efficiencies.

     Selling expenses increased 49.3% from $1.8 million in the first six months of fiscal 2000 to $2.7 million in the first six months of fiscal 2001. As a percentage of revenue, selling expenses increased from 8.3% to 10.6% primarily due to the addition of recruiters and more aggressive advertising at all of the Argosy schools. This is an integral part of our marketing strategy.

     General and administrative expenses increased 27.1% from $7.5 million in the first quarter of fiscal 2000 to $9.5 million in the first quarter of fiscal 2001 and, as a percentage of net revenue increased from 33.9% to 36.9% from quarter to quarter. The dollar increase is primarily due to the expensing of warrants issued for general and academic services. On September 1, 2000, the Company entered into a Consulting Agreement with Leeds Equity Associates, LP. This partnership includes, as a partner Jeffrey Leeds, a member of the Company's board of directors. This agreement encompasses the performance of Company requested services over the six-month term of the agreement. Payment is represented by a stock purchase warrant providing for the purchase of 200,000 shares of the Company's Class A common stock at a purchase price of $6.48 per share and with a seven year exercise period. The value of the warrants was established at $0.9 million and half of the charge was recorded in the first quarter of , and the remaining charge of $0.4 million was recorded in the second quarter of fiscal 2001. Also, general and administrative expenses increased in the first six months of fiscal 2001 due to additional management payroll costs.

     Other expense net, increased from $0.5 million in the first six months of fiscal 2000 to $0.6 million in the first six months of fiscal 2001. This increase in fiscal 2001 was due primarily to equity losses resulting from the Company's investment in John Marshall Law School, which increased from $0.7 million in the second quarter fiscal 2000 to $0.9 million in the second quarter of fiscal 2001.

     The provision for income taxes remained consistent at $1.0 million in the first six months of fiscal 2000 and in the first quarter of fiscal 2001. The higher effective income tax rate in the first six months of fiscal 2001 is the result of the non-cash stock warrants not having an income tax benefit.

     Net income decreased 52.6%, from $1.4 million in the first six months of fiscal 2000 to $0.7 million in the first quarter of fiscal 2001 due to the reasons discussed above.

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

Liquidity and Capital Resources

     Since its formation, the Company has financed its operating activities primarily through cash generated from operations. Acquisitions have been financed primarily through debt instruments. Net cash provided by operating activities increased from $4.7 million in the six months ended February 29, 2000 to $5.1 million in the six months ended February 28, 2001. The Company had $6.3 million of working capital as of February 29, 2000 compared to $13.6 million of working capital as of August 31, 2000. The decrease in working capital of $7.3 million for the six-month period ended February 28, 2001 was due primarily to the establishment of an escrow account for $6.9 million in November 2000 relating to the purchase of Western State.

     Capital expenditures decreased slightly from $1.4 million in the six months ended February 29, 2000 to $1.3 million in the same period in 2001.

     As of, and prior to, the Company maintained a long-term management arrangement with John Marshall Law School ("John Marshall") of Atlanta, Georgia, beginning in September 1999. The arrangement included a management agreement, with a 10-year option to purchase John Marshall exercisable at the Company's discretion and a line of credit of $0.6 million between the Company and John Marshall. As of, February 29, 2001 the Company had advanced $0.5 million under the line of credit and approximately $ 3.1 million in operating cash under the management agreement. These advances, net of John Marshall operating losses operations, are included in other long term assets. As provided for under the agreement, the Company received a management fee based upon John Marshall's net revenue. The management fee has been eliminated from the consolidated financial statements.

     On March 1, 2001, the Company exercised its option to purchase all of the operating assets of John Marshall for $0.1 million. Subsequent to the acquisition of John Marshall, the Company will consolidate John Marshall as a wholly owned subsidiary and John Marshall will be dependent on the Company for its liquidity needs.

     In 1987, the Georgia Supreme Court mandated that John Marshall obtain American Bar Association ("ABA") accreditation before 2003. The ABA has to date refused such accreditation. John Marshall will begin the accreditation process again with a new application filing in the fall of 2001. Though the Company believes that accreditation can be achieved before the 2003 deadline, there exists a myriad of circumstances that cannot be foreseen and over which the Company has no control that could interfere with the granting of accreditation status to John Marshall; thus, there can be no assurance that accreditation will be received which could impact the Company's ability to recover its $0.7 million advance to John Marshall.

     The Company has entered into an agreement to purchase Western State University College of Law, in Fullerton, California ("Western States") for approximately $13 million, less certain deductions as provided for in the agreement. The proposed transaction was subject to approval by accrediting and regulatory entities, including the Western Association of Schools and Colleges, the American Bar Association and the U.S Department of Education. Pursuant to the terms of the transaction, the Company paid $6.9 million into an escrow in November 2000 and will make the remaining purchase price payment upon closing.

     On March 1, 2001, the Company completed its acquisition of Western State pursuant to the terms of the Stock Purchase Agreement dated as of November 14, 2000, between Argosy and Western State. The Company purchased all of the outstanding common stock of Western State for approximately $13.0 million. Consideration for the purchase consisted of $8.6 million in cash and the assumption of $4.0 million in debt, and certain other deductions as provided for in the purchase agreement.

     On March 1, 2001, the Company acquired the Connecting Link, a privately held provider of continuing professional education for grade kindergarten to grade 12 teachers, for $1.8 million.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     The Company is exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of its investments. The Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The Company has debt with fixed annual rates of interest ranging from 6.25% to 10.5% totaling $2.8 million at February 29, 2000. In addition, at February 28, 2001, the Company has debt in the amount of $0.4 million with interest at the higher of the Federal Funds Rate plus 0.5% or the lender's rate of interest. The Company estimates that the fair value of each of its debt instruments approximated its book value on February 28, 2001.

     The Company is subject to fluctuations in the value of the Canadian dollar vis-a-vis the U.S. dollar. The fair value of the assets and liabilities of these operations approximated current market rates at February 29, 2001.

     From time to time, the Company invests excess cash in marketable securities. These investments principally consist of U.S. Treasury notes, corporate bonds, short-term commercial paper and money market accounts, the fair value of which approximated book value at February 28, 2001.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities and Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4.  Submission of Matters to a Vote of Security-Holders

(a)  Our annual meeting of stockholders was held on January 26, 2001.

(b) Our stockholders voted as follows to elect seven directors to our board of directors:

           Directors                            For                               Against
           ---------                            ---                               -------
                                     Class A           Class B            Class A          Class B
                                     -------           -------            -------          -------
Michael C. Markovitz                1,425,021         4,900,000            4,044              -
Harold J. O'Donnell                 1,425,021         4,900,000            4,044              -
Jeffery T. Leeds                    1,425,021         4,900,000            4,044              -
Karen M. Knab                       1,425,021         4,900,000            4,044              -
Michael W. Mercer                   1,425,021         4,900,000            4,044              -
Kalman K. Shiner                    1,425,021         4,900,000            4,044              -
Leslie M. Simmons                   1,425,021         4,900,000            4,044              -

     All of the directors' terms expired as of the annual meeting and therefore all of the directors were up for re-election at the annual meeting.

(c) Our stockholders voted as follows to ratify the appointment of Arthur Andersen LLP as independent auditors of our financial statements for the year ended August 31, 2001:

                For                              Against                           Abstain
                ---                              -------                           -------
     Class A           Class B          Class A          Class B          Class A           Class B
     -------           -------          -------          -------          -------           -------
    1,426,165         4,900,000          2,900              -                -                 -

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         (b) Reports on Form 8-K:

         The Company filed a report on Form 8-K dated March 15, 2001, announcing its, March 1, 2001, acquisitions of Western State University College of Law and John Marshall Law School. In addition, the Company announced the restatement of its financial statements for the year ended August 31, 2000, as well as each quarter of fiscal 2000 and the first quarter of fiscal 2001.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARGOSY EDUCATION GROUP, INC.

April 11, 2001                        /s/ Charles T. Gradowski
                                      -----------------------------------------
                                      Charles T. Gradowski
                                      Chief Financial Officer