Form 10-Q
period 2001-05-31
ARGOSY EDUCATION GROUP INC
filed 2001-07-13
CIK 1070042

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended May 31, 2001
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

                                YES  X      NO


         At June 30, 2001 the registrant had 6,486,449 shares of common stock outstanding.

                         ARGOSY EDUCATION GROUP, INC.

                                     INDEX

Description                                                                                 Page No.
Part I.   Financial Information

Item 1.   Financial Statements

         Condensed Consolidated Balance Sheets............................................         3
         Condensed Consolidated Statements of Operations..................................         4
         Condensed Consolidated Statements of Cash Flows..................................         5
         Notes to Condensed Consolidated Financial Statements.............................         6

Item 2.   Management's Discussion and Analysis of Results of Operations
             and Financial Condition......................................................        12

Item 3.   Quantitative and Qualitative Disclosure About Market Risk.......................        17

Part II.  Other Information

Item 1.   Legal Proceedings...............................................................        17

Item 2.   Changes in Securities and Use of Proceeds.......................................        17

Item 3.   Defaults Upon Senior Securities.................................................        17

Item 4.   Submission of Matters to a Vote of Security-Holders.............................        17

Item 5.   Other Information...............................................................        17

Item 6.   Exhibits and Reports on Form 8-K................................................        18

PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Amounts in thousands)
                                  (Unaudited)

                                                                                 May   31, 2001            August 31, 2000
                                                                                 --------------            ---------------
                                                                                                             As Restated
                                                                                                             See Note 2.
     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                    $        14,078           $         8,112
    Short-term investments                                                                   538                     7,787
    Receivables, net                                                                       3,744                     2,685
    Prepaid expenses and other current assets                                              1,717                       959
                                                                                 ---------------           ---------------
           Total current assets                                                           20,077                    19,543
PROPERTY AND EQUIPMENT, net                                                               23,895                     6,307
NON-CURRENT INVESTMENTS                                                                        -                       200
OTHER ASSETS                                                                               1,438                       159
ADVANCES TO JOHN MARSHALL                                                                      -                       724
DEFERRED TAX ASSET LONG TERM                                                               2,559                     1,680
INTANGIBLES, net                                                                          11,807                     6,687
                                                                                 ---------------           ---------------
           TOTAL ASSETS                                                          $        59,776           $        35,300
                                                                                 ===============           ===============

           LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt                                         $         6,221           $           796
    Accounts payable                                                                       2,158                     1,162
    Accrued payroll and other related liabilities                                          2,555                       634
    Accrued expenses                                                                       2,393                       584
    Deferred revenue and student deposits                                                  8,097                     2,760
                                                                                 ---------------           ---------------
           Total current liabilities                                                      21,424                     5,936
                                                                                 ---------------           ---------------

LONG-TERM DEBT, less current maturities                                                    6,059                     2,604
DEFERRED TAXES                                                                             3,819                         -
DEFERRED RENT                                                                              1,000                       710

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Class A common stock - 30,000,000 shares authorized,
         $.01 par value, 2,063,062 shares issued and outstanding,
          including 482,000 treasury shares                                                   21                        21
    Class B common stock - 10,000,000 shares authorized,
         $.01 par value, 4,900,000 shares issued and outstanding                              49                        49
    Additional paid-in capital                                                             25,131                    25,131
    Treasury Stock-at cost: 482,000 shares at cost                                        (2,131)                   (2,131)
    Stock Warrants                                                                           860                         -
    Accumulated other comprehensive income                                                   (70)                    1,102
    Purchase price in excess of predecessor carryover                                       (720)                     (720)
    Retained earnings                                                                      4,334                     2,598
                                                                                 ---------------           ---------------
           Total stockholders' equity                                                     27,474                    26,050
                                                                                 ---------------           ---------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $        59,776           $        35,300
                                                                                 ===============           ================

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                 Three Months Ended      Nine Months Ended
                                                May 31,      May 31,     May 31,     May 31,
                                                -------      -------     -------     -------
                                                 2001         2000        2001         2000
                                                 ----         ----        ----         ----
                                                         As Restated                As Restated
                                                         See Note 2.                See Note 2.
Revenues:
       Tuition and fees, net                   $  16,006    $ 11,928   $ 40,368    $  32,552
       Other                                         763         689      2,232        2,255
                                               ---------    --------   --------    ---------
            Total revenues, net                   16,769      12,617     42,600       34,807
                                               ---------    --------   --------    ---------
Operating expenses:
       Cost of education                           7,626       5,285     18,910       15,276
       Selling expenses                            1,824         900      4,560        2,733
       General and administrative expenses         5,415       3,783     14,960       11,296
                                               ---------    --------   --------    ---------
            Total operating expenses              14,865       9,968     38,430       29,305
                                               ---------    --------   --------    ---------
       Income from operations                      1,904       2,649      4,170        5,502

Other income (expense):
       Losses attributable to John Marshall           --        (442)      (872)      (1,191)
       Interest income                               128         206        520          649
       Interest expense                             (249)        (79)      (400)        (221)
       Other income (expense)                         29         (15)        20          (64)
                                               ---------    --------   --------    ---------
            Total other income (expense), net        (92)       (330)      (732)        (827)
                                               ---------    --------   --------    ---------
Income before provision for income taxes           1,812       2,319      3,438        4,675

Income taxes:
       Total provision for income taxes              715         956      1,689        1,936
                                               ---------    --------   --------    ---------
Net income                                     $   1,097    $  1,363   $  1,749    $   2,739
                                               =========    ========   ========    =========
Net income per share:
       Basic                                   $    0.17    $   0.21   $   0.27    $    0.42
                                               =========    ========   ========    =========
       Diluted                                 $    0.17    $   0.21   $   0.27    $    0.42
                                               =========    ========   ========    =========
Weighted average shares outstanding:
       Basic                                       6,483       6,476      6,481        6,547
                                               =========    ========   ========    =========
       Diluted                                     6,484       6,478      6,490        6,547
                                               =========    ========   ========    =========

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)


                                                                                              Nine Months Ended
                                                                                            May 31,        May 31,
                                                                                             2001           2000
                                                                                             ----           ----
                                                                                                        As Restated
                                                                                                        See Note 2.
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income                                                                             $  1,749    $  2,739
      Adjustments to reconcile net income to net cash
        provided by operating activities -
             Depreciation and amortization                                                      1,509       1,103
             Deferred taxes                                                                      (932)       (246)
             Issuance of stock performance grants and warrants                                    860         228
             Losses attributable to John Marshall                                                 872       1,191
             Changes in operating assets and liabilities                                        5,177       1,344
                                                                                             --------    --------
                  Net cash provided by operating activities                                     9,235       6,359
                                                                                             --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment, net                                                  (1,648)     (1,600)
      Business acquisition, net of cash                                                       (10,974)       (247)
      Sale (purchase) of investments, net                                                       5,832         560
      Advances to John Marshall                                                                  (959)     (1,498)
                                                                                             --------    --------
                  Net cash used in investing activities                                        (7,749)     (2,785)
                                                                                             --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Purchase of treasury stock                                                                   --      (2,131)
      Borrowing of long-term debt                                                               5,083         480
      Payments of long-term debt                                                                 (532)       (351)
                                                                                             --------    --------
                  Net cash (used in) provided by financing activities                           4,551      (2,002)
                                                                                             --------    --------

EFFECTIVE EXCHANGE RATE CHANGES ON CASH                                                           (71)        (22)
                                                                                             --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS
                                                                                               5, 966       1,550

CASH AND CASH EQUIVALENTS, beginning of period                                                  8,112       8,980
                                                                                             --------    --------

CASH AND CASH EQUIVALENTS, end of period                                                     $ 14,078    $ 10,530
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

     The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial condition and results of operations of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's report on Form 10K/A for the year ended August 31, 2000, as restated, as filed with the Securities and Exchange Commission. The results of operations for the nine months ended May 31, 2001 are not necessarily indicative of results that could be expected for the entire fiscal year.

     The condensed consolidated financial statements as of May 31, 2001 and the nine months ended May 31, 2001 and 2000 include the accounts of the Company and its wholly owned subsidiaries, and John Marshall Law School on the equity method of accounting from September 1, 1999 through March 1, 2001, the date of acquisition of John Marshall. All intercompany balances and transactions have been eliminated in consolidation.

Note 2. Restatements

     Subsequent to the issuance of the Company's consolidated financial statements for the quarterly period ended May 31, 2000, it was determined that the previously reported operating results for the three and nine month periods ended May 31, 2000 were overstated. The accompanying financial statements relating to the three and nine month periods ended May 31, 2000 reflect adjustments (consistent with the Company's reports on Form 10 Q/A for the quarterly periods ended February 29, 2000, May 31, 2000, and November 30, 2000 and the annual report on Form 10K/A for the year ended August 31, 2000) primarily to reduce the carrying value of the Company's advances to John Marshall Law School. It was determined that the more appropriate accounting for the advances to John Marshall was to treat this as an equity method investment. The accounting for the advances to John Marshall had been revised to reduce the amount of the advances to John Marshall to reflect John Marshall's operating losses during the three and nine months ended May 31, 2000. The 2000 financial statements were restated to give effect to the revised accounting for the John Marshall advances from the point in time that the management agreement (Note 6) was in place (September 1, 1999). Additionally, the financial statements for the quarter ended November 30, 2000, were restated to eliminate a tax benefit of $0.2 million associated with the charge recorded for the Leeds Warrant.

Note 3: Business Combinations

Western State
-------------

     On March 1, 2001, the Company completed its acquisition of Western State University College of Law, in Fullerton, California ("Western State") pursuant to the terms of the Stock Purchase Agreement dated as of November 14, 2000, between Argosy and Western State. Consideration for the purchase consisted of $9.4 million in cash and the assumption of $3.9 million in debt, and certain other deductions as provided for in the purchase agreement. This transaction was accounted for as a purchase business combination in accordance with Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and, accordingly, the results of operations of Western State have been included in the Company's financial statements from March 1, 2001.

The purchase price was preliminarily allocated to the following (in thousands):

          Fair value of assets acquired and liabilities
          assumed                                            $    6,180
          Goodwill                                                3,230

                                                              ---------

          Total                                               $   9,410
                                                              =========

     The goodwill amount included above is being amortized over the estimated useful life of 15 years.

John Marshall
-------------

     The acquisition of John Marshall was made through a purchase of the assets of John Marshall on March 1, 2001. The Company exercised its option to purchase all of the operating assets and assumed the liabilities of John Marshall Law School for cash of $0.1 million and net advances of $0.7 million contributed to John Marshall before the acquisition. This transaction was accounted for as a purchase business combination in accordance with Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and, accordingly, the results of operations of John Marshall have been included in the Company's financial statements from March 1, 2001. The preliminary purchase price allocation resulted in negative goodwill of $0.1 million. This negative goodwill was subsequently allocated to write down the long-lived assets of John Marshall.

     As of September 1, 1999 the Company entered into an agreement to manage John Marshall. The agreement was for 10 years and included an option to purchase John Marshall which was exercisable at the Company's discretion. In addition, a line of credit of $0.6 million was established between the Company and John Marshall. Prior to the acquisition on March 1, 2001, the Company advanced $0.5 million under the line of credit and approximately $3.1 million to fund operations.

 The Connecting Link
 -------------------

     Also on March 1, 2001 the Company acquired all of the outstanding common stock of The Connecting Link, a privately held provider of continuing professional education for kindergarten to grade 12 teachers for a purchase price of approximately $1.8 million in cash. This transaction was accounted for as a purchase business combination in accordance with Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and, accordingly, the results of operations of Connecting Link have been included in the Company's financial statements from March 1, 2000.

The purchase price was preliminarily allocated to the following (in thousands):

          Fair value of assets acquired and liabilities
          assumed                                          $      (125)
          Goodwill                                               1,941

                                                            ----------

          Total                                             $    1,816
                                                            ==========

  The goodwill amount included above is being amortized over the estimated useful life of 15 years.

     The following unaudited pro forma financial information presents the combined results of operations of the Company and Western State, John Marshall, and Connecting Link as if the acquisitions had occurred as of the beginning of fiscal 2001 and 2000, after giving effect to certain adjustments, including amortization of goodwill, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisitions of Western State, John Marshall, and The Connecting Link occurred at the beginning of fiscal 2001 and 2000.

                                                  Nine months ended
                                                       May 31,
                                              ------------------------
                                                     (unaudited)
                                                   (in thousands)

     Pro Forma                                     2001           2000
     --------------------------------         -----------  -----------

     Revenue                                  $    49,281  $    43,489
     Net income                               $     1,319  $     2,516
     Basic and diluted loss per share         $      0.20  $      0.39


Note 4 - Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101 ("SAB 101"). SAB 101 requires deferral of certain revenue items over the period that the related service is provided. Adoption of SAB 101 is required by the Company's fourth quarter of fiscal 2001. The SEC has issued interpretive guidance on the implementation of this bulletin, and the Company is completing an evaluation of its effects. SAB 101 requires the deferral of certain fees and other charges over the period of service (student enrollment); however, based on preliminary analysis, the Company does not expect SAB 101 to have a significant effect on its consolidated results of operations, financial position and cash flow.


Note 5: Shareholders' Equity

     In the first fiscal quarter of 2000, the Company adopted a repurchase program for the Company's Class A Common Stock of up to 500,000 shares. Shares of Class A Common Stock have been and maybe purchased by the Company from time to time through open market purchases and private purchase, as available. Under this program, the Company has repurchased 482,000 shares as of May 31, 2001 at a total cost of approximately $2,131,000.

Note 6: Related-Party Transactions

     As of September 1, 1999 the Company entered into an agreement to manage John Marshall. The agreement was for 10 years and includes an option to purchase John Marshall (the purchase option was exercised on March 1, 2001 - See Footnote
3. Business Combinations). A line of credit of $0.6 million was established between the Company and John Marshall. As of February 28, 2001, the Company advanced $0.5 million under the line of credit and approximately $3.1 million to fund operations. For the six months ended February 28, 2001 and the nine months ended May 31, 2000, the losses for John Marshall, excluding intercompany transactions, of $0.9 million and $1.2 million, respectively, have been included as other expenses in the Company's statements of operations and have been reflected as a reduction of the advances made to John Marshall.

     On September 1, 2000, the Company entered into a Consulting Agreement with Leeds Equity Associates, L.P. This partnership includes as a partner Jeffrey Leeds, a member of the Company's board of directors. This Agreement encompasses the performance of Company requested services over the six-month term of the Agreement. Payment is represented by a stock purchase warrant providing for the purchase of 200,000 shares of the Company's Class A common stock at a purchase price of $6.48 per share and with a seven year exercise period. The warrants are immediately exercisable and based upon the Black Scholes pricing model valued at $860,000. The warrant value was expensed over the service period resulting in half of the charge being recorded in the first fiscal quarter of 2001 and the remaining charge being recorded in the second quarter of 2001. No tax benefit has been recorded as a result of this charge.

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

                                                             Three Months Ended                 Nine Months Ended
                                                             ------------------                 -----------------
                                                       May 31, 2001     May 31, 2000     May 31, 2001     May 31, 2000
                                                       ------------     ------------     ------------     ------------
Net income                                             $      1,097     $      1,363     $      1,749     $      2,739

Other comprehensive income:
   Unrealized gain/(loss) on investments                       (285)            (170)          (1,115)             280
   Foreign currency translation adjustment                        2               (9)             (54)             (30)
                                                      --------------------------------  -------------------------------

Total other comprehensive income                               (283)            (179)          (1,169)             250
                                                      --------------------------------  -------------------------------

Comprehensive income                                   $        814     $      1,184     $        580     $      2,989
                                                      ================================  ===============================

     As of May 31, 2001 and 2000 Accumulated Other Comprehensive Income (Expense), net of tax, was approximately $ (42,000) of expense and $418,000 of income, respectively.

Note 8: Segment Reporting


     The Company has two business segments: 1) Schools and 2) Test Preparation Materials and Workshops ("Test Preparation"). These segments are managed as separate strategic business units due to the distinct nature of their operations. The Schools Segment, which represents the operations of ASPP, U of S, MIA, PrimeTech, John Marshall, Western State University and The Connecting Link provides programs in psychology, education, business, allied health professions, network engineering, software programming and law. All operations of the Schools Segment are located in the United States with the exception of PrimeTech which is located in Canada. The Test Preparation Segment offers courses and materials for post-graduate psychology and counseling license examinations and is located in the United States.

     The following table presents financial data for the three and nine months ended May 31, 2001 and May 31, 2000 for these segments (dollars in thousands):


                                  Schools    Test Preparation   Consolidated
                                  -------    ----------------   ------------

   Three Months Ended
     May 31, 2001
     ------------
Revenue                           $15,812         $   957         $16,769
Income from operations              1,648             256           1,904
Net Income                            949             148           1,097
Total Assets                       54,367           5,409          59,776

   Three Months Ended
     May 31, 2000
     ------------
Revenue                           $11,697         $   920         $12,617
Income from operations              2,339             310           2,649
Net Income                          1,209             154           1,363
Total Assets                       34,787           3,802          38,589

   Nine Months Ended
     May 31, 2001
Revenue                           $39,903         $ 2,697         $42,600
Income from operations              3,470             700           4,170
Net Income                          1,346             403           1,749
Total Assets                       54,367           5,409          59,776

   Nine Months Ended
     May 31, 2000
Revenue                           $32,155         $ 2,652         $34,807
Income from operations              4,723             779           5,502
Net Income                          2,320             419           2,739
Total Assets                       34,787           3,802          38,589

Note 9. Subsequent Event

          On July 9, 2001, Argosy entered into an Agreement and Plan of Merger with Education Management Corporation ("EDMC") and HAC, Inc., a wholly-owned subsidiary of EDMC, pursuant to which HAC will merge with and into Argosy, with Argosy continuing as the surviving corporation. In the merger, holders of Argosy common stock will receive $12.00 per share, without interest, for each share of Argosy common stock. EDMC also entered into a Stock Purchase Agreement with Dr. Markovitz providing for the purchase of his shares of Argosy common stock at the same price per share.

          Consummation of the merger and the stock purchase is subject to a number of conditions precedent described in the Agreement and Plan of Merger and the Stock Purchase Agreement, including approval by Argosy stockholders and certain regulatory approvals.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

        This Quarterly Report on Form 10-Q contains statements that may constitute "forward-looking statements" as defined by the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "estimates," "anticipates," "continues," "contemplates," "expects," "may," "will," "could," "should" or "would," or the negatives thereof. Those statements are based on the intent, belief or expectation of the Company as of the date of this Quarterly Report. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Results may differ materially from the forward-looking statements contained herein as a result of changes in governmental regulations, including those governing student financial aid, and other factors. The Company expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company's results of operations and financial condition should be read in conjunction with the interim unaudited condensed financial statements of the Company and the notes thereto included herein and in conjunction with the information contained in the Form 10K/A as filed with the Securities and Exchange Commission.

     As more fully described in Note 2. to the Consolidated Financial Statements (and in the Companies annual report on Form 10K/A for the year ended August 31, 2000) certain financial information in the filing has been restated to correct previously issued financial statements. The discussion in this item reflects those restatements.

     Results of Operations
     On March 1, 2001, the Company acquired Western State University, John Marshall Law School, and The Connecting Link. As a result of the acquisitions, the Company's revenue and operating expenses have increased substantially in subsequent periods, and the Company believes that such increases are likely to continue in future periods as compared to pre-acquisition periods. These business combinations were accounted for by the purchase method, and accordingly, the results of operations of the above mentioned acquired companies have been included in the Company's financial statements and reflected in the Company's results of operations since March 1, 2001.

The following table summarizes the Company's operating results as a percentage of net revenue for the period indicated:


                                                        Three Months Ended                         Nine Months Ended
                                                    May 31,          May 31,                   May 31,            May 31,
                                                    -------          -------                   -------            -------
                                                     2001               2000                    2001               2000
                                                     ----               ----                    ----               ----
Total revenues, net                                   100%               100%                     100%              100%

Operating expenses:
Cost of education                                      45.4               41.9                     44.4              43.8
Selling expenses                                       10.9                7.1                     10.7               7.9
General and administrative expenses                    32.3               30.0                     35.1              32.5
                                                       ----               ----                     ----              ----

Total operating expenses                               88.6               79.0                     90.2              84.2
                                                       ----               ----                     ----              ----

Income from operations                                 11.4               21.0                      9.8              15.8

Total other income (expense), net                      (0.6)              (2.6)                    (1.7)             (2.4)
                                                        ---                ---                      ---               ---

Income before provision for income taxes               10.8               18.4                      8.1              13.4

Provision for income taxes                              4.3                7.6                      4.0               5.5
                                                        ---                ---                      ---               ---
Net income                                              6.5%              10.8%                     4.1%              7.9%
                                                        ===               ====                      ===               ===


     Three Months Ended May 31, 2001 Compared to Three Months Ended May 31, 2000

          Net revenues increased 32.9 % from $12.6 million in the third quarter of fiscal 2000 to $16.8 million in the third quarter of fiscal 2001, due to increased revenue at all schools. The revenue increase is primarily due to internal growth and tuition increases and increased revenue related to the acquisitions of Western State and John Marshall in the third fiscal quarter of 2001.

          Cost of education increased 44.3% from $5.3 million in the third quarter of fiscal 2000 to $7.6 million in the third quarter of fiscal 2001, due to additional teaching costs to meet the growth in the number of students attending the schools and increased cost related to the acquisitions of Western State, John Marshall and The Connecting Link in the third fiscal quarter of 2001. As a percentage of net revenue, cost of education increased from 41.9% in fiscal 2000 to 45.4% in fiscal 2001 due primarily to higher education costs as a percentage of revenue relating to acquired companies mentioned above.

          Selling expenses increased 102.7% from $0.9 million in the third quarter of fiscal 2000 to $ 1.8 million in the third quarter of fiscal 2001. As a percentage of revenue, selling expenses increased from 7.1% to
     10.9 % primarily due to the addition of recruiters and more aggressive advertising at all of the Argosy schools. This is an integral part of our marketing strategy. In addition, a significant increase resulted from the acquisitions of Western State and John Marshall in the third fiscal quarter of 2001.

          General and administrative expenses increased 43.1% from $3.8 million in the third quarter of fiscal 2000 to $5.4 million in the third quarter of fiscal 2001 and, as a percentage of net revenue increased from 30.0 % to
     32.3 % from quarter to quarter. General and administrative costs increased primarily due to the acquisitions of Western State, John Marshall and Connecting Link in the third fiscal quarter of 2001. Also, general and administrative expenses increased in the third quarter of 2001 due to additional management payroll costs to support current and future growth.

         Other expense net, decreased $0.2 million in the third quarter of fiscal 2001 to $0.1 million from $0.3 million in fiscal 2000 due to the acquisition of John Marshall which was fully consolidated in the Company's operating results beginning March 1, 2001. For the three months ended May 31, 2000 the Company treated John Marshall an equity investment and accordingly classified the losses attributable to John Marshall as other expense.

         The provision for income taxes was $1.0 million in the third quarter of fiscal 2000 and $0.7 in the third quarter of fiscal 2001.

         Net income decreased 19.5%, from $1.4 million in the third quarter of fiscal 2000 to $1.1 million in the third quarter of fiscal 2001 due to the reasons discussed above.

Nine Months Ended May 31, 2001 Compared to Nine Months Ended May 31, 2000
         Net revenues increased 22.4 % from $34.8 million in the first nine months of fiscal 2000 to $42.6 million in the first nine months of fiscal 2001. The revenue increase is primarily due to internal growth and tuition increases and increased revenue related to the acquisition of Western State, John Marshall and The Connecting Link in the third quarter of fiscal 2001.

         Cost of education increased 23.8% from $15.3 million in the nine months of fiscal 2000 to $18.9 million in the first nine months of fiscal 2001, due to additional teaching costs to meet the growth in the number of students attending the schools. Also contributing to the increase was cost related to the acquisitions of Western State, John Marshall and The Connecting Link in the third fiscal quarter of 2001. As a percentage of net revenue, cost of education increased slightly from 43.8% in fiscal 2000 to 44.4 % in fiscal 2001.

         Selling expenses increased 66.8 % from $2.7 million in the first nine months of fiscal 2000 to $4.6 million in the first nine months of fiscal 2001. As a percentage of revenue, selling expenses increased from 7.9 % to 10.7 % primarily due to the addition of recruiters and more aggressive advertising at all of the Argosy schools. This is an integral part of the Company's marketing strategy. In addition, a significant increase resulted from the acquisitions of Western State, John Marshall, and The Connecting Link in the third quarter of 2001.


         General and administrative expenses increased 32.4 % from $11.3 million in the first nine months of fiscal 2000 to $15.0 million in the first nine months of fiscal 2001 and as a percentage of net revenue increased from 32.5% to 35.1% from in the first nine months of fiscal 2001 as compared to the comparable period in the prior year. The dollar increase is partially due to the expensing of warrants issued for general and academic services. On September 1, 2000, the Company entered into a Consulting Agreement with Leeds Equity Associates, LP. This partnership includes, as a partner Jeffrey Leeds, a member of the Company's board of directors. This agreement encompasses the performance of Company requested services over the six-month term of the agreement. Payment is represented by a stock purchase warrant providing for the purchase of 200,000 shares of the Company's Class A common stock at a purchase price of $6.48 per share and with a seven year exercise period. The value of the warrants was established at $0.9 million and half of the charge was recorded in the first quarter , and the remaining charge was recorded in the second quarter of fiscal 2001. Also, general and administrative expenses increased in the first nine months of fiscal 2001 due to additional management payroll costs. Finally, general and administrative costs increased partially due to the acquisitions of Western State, John Marshall and Connecting Link in the third fiscal quarter of 2001.

         Other expense net, decreased from $0.8 million in the first nine months of fiscal 2000 to $ 0.7 million in the first nine months of fiscal 2001. This decrease in fiscal 2001 was due primarily to equity losses resulting from the Company's investment in John Marshall Law School, which decreased from $1.2 million in the first nine months of fiscal 2000 to $0.9 million in the first nine months of fiscal 2001. As a result of the acquisition John Marshall, on March 1, 2001 the Company began fully consolidating the operations of John Marshall. Other expense, net for the nine months ended May 31, 2001 included losses attributable to John Marshall for the six month period prior to the acquisition, as compared nine months of losses during the nine month period ended May 31, 2000. This decrease was partially offset by higher interest expense of $0.2 million.

         The provision for income taxes was $1.9 million in the first nine months of fiscal 2000 and $1.7 million in the first nine months of fiscal 2001 and the effective tax rate was 49% and 41% for 2001 and 2000, respectively. The higher effective income tax rate in the first nine months of fiscal 2001 is the result of the non-cash stock warrants not having an income tax benefit.

         Net income decreased 36.1%, from $2.7 million in the first nine months of fiscal 2000 to $1.7 million in the first quarter of fiscal 2001 due to the reasons discussed above.

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

Liquidity and Capital Resources

         Since its formation, the Company has financed its operating activities primarily through cash generated from operations. Acquisitions have been financed primarily through debt instruments. Net cash provided by operating activities increased from $6.4 million in the nine months ended May 31, 2000 to $9.2 million in the nine months ended May 31, 2001. The Company had negative working capital of $1.3 million as of May 31, 2001 which was $14.9 lower than working capital as of August 31, 2000. The decrease in working capital was due principally to $5.0 million of additional short term borrowings on the Company's $20.0 million line of credit and liabilities assumed in the acquisitions of Western State, John Marshall, and The Connecting Link.

         On March 1, 2001 the Company borrowed $5.0 million on its $20.0 million line of credit with Bank of America which was scheduled to expire on July 20, 2001 and bears interest at a base rate plus an applicable margin. The borrowing is classified as short term. The Company intends to extend the line of credit for two years and reduce the amount to $12.5 million.

         Capital expenditures remained consistent at $1.6 million in the nine months ended May 31, 2000 and 2001.

         Acquisitions

         On March 1, 2001, the Company completed its acquisition of Western State University College of Law, in Fullerton, California ("Western State") pursuant to the terms of the Stock Purchase Agreement dated as of November 14, 2000, between Argosy and Western State. Consideration for the purchase consisted of $9.4 million in cash and the assumption of $3.9 million in debt, and certain other deductions as provided for in the purchase agreement. This transaction was accounted for as a purchase business combination in accordance with Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and, accordingly, the results of operations of Western State have been included in the Company's financial statements from March 1, 2001. Goodwill in amount $3.2 million was recorded for the amount of the purchase price in excess of the fair value of assets assumed and is being amortized over the estimated useful life of 15 years.

         As of, and prior to the acquisition, the Company maintained a long-term management arrangement with John Marshall Law School ("John Marshall") of Atlanta, Georgia, beginning in September 1999. The arrangement included a management agreement, with a 10-year option to purchase John Marshall exercisable at the Company's discretion and a line of credit of $0.6 million between the Company and John Marshall. As of, February 28, 2001 the Company had advanced $0.5 million under the line of credit and approximately $ 3.1 million in operating cash under the management agreement. These advances, net of John Marshall operating losses operations, were included in other long-term assets. As provided for under the agreement, the Company received a management fee based upon John Marshall's net revenue. The management fee has been eliminated from the consolidated financial statements.

         The acquisition of John Marshall was made through a purchase of the assets of John Marshall on March 1, 2001. The Company exercised its option to purchase all of the operating assets and assumed the liabilities of John Marshall for cash of $0.1 million and net advances of $0.7 million contributed to John Marshall before the acquisition. This transaction was accounted for as a purchase business combination in accordance with Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and, accordingly, the results of operations of John Marshall have been included in the Company's financial statements from March 1, 2001. The preliminary purchase price allocation resulted in negative goodwill of $0.1 million. This negative goodwill was subsequently allocated to write down the long-lived assets of John Marshall.

         In 1987, the Georgia Supreme Court mandated that John Marshall obtain American Bar Association ("ABA") accreditation before 2003 in order for John Marshall graduates to take the Georgia Bar Exam. The ABA has to date refused such accreditation. On June 8, 2001 the Georgia Supreme Court handed down an order to extend John Marshall's accreditation through 2008. This extension will continue to allow students to take the state bar exam as the school works toward gaining ABA accreditation.


         Also on March 1, 2001 the Company acquired all of the outstanding common stock of The Connecting Link, a privately held provider of continuing professional education for kindergarten to grade 12 teachers for a purchase price of approximately $1.8 million in cash. This transaction was accounted for as a purchase business combination in accordance with Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and, accordingly, the results of operations of The Connecting Link have been included in the Company's financial statements from March 1, 2001. Goodwill in the amount $1.9 million was recorded for the amount of the purchase price in excess of the fair value of assets acquired and is being amortized over the estimated useful life of 15 years.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

         The Company is exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of its investments. The Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The Company has debt with fixed annual rates of interest ranging from 6.25% to 10.5% totaling $7.0 million at May 31, 2001. In addition, at May 31, 2001, the Company has debt in the amount of $5.3 million with interest at the higher of the Federal Funds Rate plus 0.5% or the lender's rate of interest. The Company estimates that the fair value of each of its debt instruments approximated its market value on May 31, 2001.

         The Company is subject to fluctuations in the value of the Canadian dollar vis-a-vis the U.S. dollar. The fair value of the assets and liabilities of these Canadian operations approximated current market rates at May 31, 2001.

         From time to time, the Company invests excess cash in marketable securities. These investments principally consist of U.S. Treasury notes, corporate bonds, short-term commercial paper and money market accounts, the fair value of which approximated book value at May 31, 2001.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities and Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security-Holders
        None.


Item 5. Other Information


               On July 9, 2001, Argosy entered into an Agreement and Plan of Merger with Education Management Corporation ("EDMC") and HAC, Inc., a wholly-owned subsidiary of EDMC, pursuant to which HAC will merge with and into Argosy, with Argosy continuing as the surviving corporation. In the merger, holders of Argosy common stock will receive $12.00 per share, without interest, for each share of Argosy common stock. EDMC also entered into a Stock Purchase Agreement with Dr. Markovitz providing for the purchase of his shares of Argosy common stock at the same price per share.

          Consummation of the merger and the stock purchase is subject to a number of conditions precedent described in the Agreement and Plan of Merger and the Stock Purchase Agreement, including approval by Argosy stockholders and certain regulatory approvals.

          Copies of the Agreement and Plan of Merger and the Stock Purchase Agreement are included in this report as Exhibits 2.1 and 2.2. Argosy stockholders are encouraged to read those documents in their entirety.

Argosy stockholders are also strongly urged to read the proxy statement that will be filed with the Securities and Exchange Commission ("SEC") by Argosy in connection with the merger. The proxy statement will contain important information, such as the identities of the participants in the solicitation of proxies from Argosy stockholders and a description of the interests of such participants. Stockholders will be able to obtain a free copy of the proxy statement and any amendments and other relevant documents filed with the SEC at its website, www.sec.gov. In addition, Argosy will mail the proxy statement to each stockholder of record on the record date to be established for the stockholders meeting.



Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits


        2.1 Merger Agreement between Education Management Corporation and Argosy Education Group dated July 9, 2001.
        2.2 Stock Purchase Agreement, dated July 9, 2001, between Education Management Corporation and Michael Markovitz a stockholder of Argosy Education Group.

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


         The Company filed a report on Form 8-K/A dated May 14, 2001, which included historical and pro forma financial statements for acquisitions of Western State University College of Law and John Marshall Law School.




SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARGOSY EDUCATION GROUP, INC.

July 13, 2001                               /s/ Charles T. Gradowski
                                            ------------------------------
                                            Charles T. Gradowski
                                            Chief Financial Officer