Form 10-K
period 2001-08-31
ARGOSY EDUCATION GROUP INC
filed 2001-11-27
CIK 1070042

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               -----------------

                                   FORM 10-K

                               -----------------

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended August 31, 2001

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

                               -----------------

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

   The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the $11.90 per share closing sale price of the registrant's Common Stock on November 9, 2001, was approximately $18,101,994. For purposes of this calculation, Education Management Corp and the Registrant's directors and executive officers have been assumed to be affiliates.

   The number of shares outstanding of the registrant's Class A Common Stock, par value $.01, as of November 9, 2001 was 6,497,296.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of our Notice of Special Stockholders Meeting and Proxy Statement for the Special Meeting of Stockholders, that was held on October 31, 2001, are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         ARGOSY EDUCATION GROUP, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
                                                PART I
Item 1.  Business.............................................................................   3
Item 2.  Properties...........................................................................  25
Item 3.  Legal Proceedings....................................................................  26
Item 4.  Submission of Matters to a Vote of Security Holders..................................  27

                                                PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters................  28
Item 6.  Selected Historical Consolidated Financial Data......................................  29
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations  30
Item 7A. Quantitative and Qualitative Disclosures about Market Risk...........................  38
Item 8.  Financial Statements and Supplementary Data..........................................  39
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  39

                                               PART III
Item 11. Executive Compensation...............................................................  39
Item 12. Security Ownership of Certain Beneficial Owners and Management.......................  39
Item 13. Certain Relationships and Related Transactions.......................................  39

                                                PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  40

Special Note Regarding Forward-Looking Statements:

   This Form 10-K contains certain statements which reflect our expectations regarding our future growth, results of operation, performance and business prospects and opportunities. Wherever possible, words such as ''anticipate,'' ''believe,'' ''plan,'' ''expect'' and similar expressions have been used to identify these ''forward-looking'' statements as such terms are defined in
Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to risks and uncertainties which could cause our actual growth, results, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. These risks and uncertainties include the consummation of the Education Management Corp merger, implementation of our operating and growth strategy, risks inherent in operating private for-profit postsecondary education institutions, risks associated with general economic and business conditions, charges and costs related to acquisitions, and our ability to: successfully integrate our acquired institutions and continue our acquisition strategy, attract and retain students at our institutions, meet regulatory and accrediting agency requirements, compete with enhanced competition and new competition in the education industry, and attract and retain key employees and faculty. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances.

                                    PART I

ITEM 1. BUSINESS

General Overview

   The Company is the nation's largest for-profit provider of doctoral level programs. The Company's mission is to provide academically-oriented, practitioner-focused education in fields with numerous employment opportunities and strong student demand. In addition to doctoral and masters degrees in psychology, education, business, and law, the Company also awards bachelor's degrees in business, associate degrees in health sciences and diplomas in information technology. For the 2000-2001 school year, approximately 61% of the Company's students were enrolled in doctoral programs. In 2000, the Company graduated approximately 264 clinical psychology doctoral students out of approximately 1,648 psychology doctoral degrees conferred nationwide. The Company operates 18 campuses in nine states and the Province of Ontario, Canada, and had a total of approximately 5,700 students, representing 50 states and 20 foreign countries, enrolled for the 2000-2001 school year.

   The Company was founded in 1975, when the Company's Chairman, Michael C. Markovitz, Ph.D., ("Dr. Markovitz") recognized a demand for a non-research oriented professional school that would educate and prepare students for careers as clinical psychology practitioners. To address this demand, the Company started the Illinois School of Professional Psychology in Chicago, Illinois in 1976 and, in its first year of operations, received several thousand inquiries for admission to a class of 70 students for the PsyD degree. The continuing demand for high quality, practitioner-focused psychology postgraduate education led the Company to expand the renamed American Schools of Professional Psychology to ten campuses located across the United States. In response to a broader demand for quality career education, the Company has expanded beyond the psychology curriculum with the acquisitions of (i) the University of Sarasota, a degree-granting institution focusing primarily on postgraduate business and education (March 1992); (ii) the Medical Institute of Minnesota, a degree-granting institution focusing on a variety of allied health professions (February 1998); (iii) PrimeTech Institute, an institution granting diplomas in computer programming and other aspects of information technology and in paralegal studies (November 1998) and (iv) John Marshall Law School and Western State University College of Law, degree-granting institutions offering the juris doctor degree (March 2001). In addition, the Company became the largest provider of postgraduate psychology license examination preparation courses and materials in the United States by its acquisition of Ventura in August 1997. Through Ventura, the Company also provides professional licensure examination materials and workshops for social work; marriage, family and child counseling; marriage and family therapy; and counseling certification examinations nationwide In 2001, the Company purchased The Connecting Link, a provider of graduate level, continuing education courses for primary and secondary school educators.

EDMC Acquisition

   On July 9, 2001, the Company entered into an Agreement and Plan of Merger with Education Management Corporation ("EDMC") and HAC, Inc., a wholly-owned subsidiary of EDMC, pursuant to which HAC will merge with and into the Company, with the Company continuing as the surviving corporation. In the merger, holders of the Company's common stock will receive $12.00 per share, without interest, for each share of all of the Company's outstanding common stock. EDMC also entered into a Stock Purchase Agreement with Dr. Markovitz providing for the purchase of his shares of Argosy common stock at $12.00 per share, subject to rescission if the merger contemplated by the Merger Agreement is not consummated by December 31, 2001. The purchase of Dr. Markovitz's shares was completed on September 26, 2001.

   On October 31, 2001, a special shareholders meeting was held and the Company announced its shareholders voted in favor of the Agreement and Plan of Merger by and among the Company, EDMC and HAC Inc., a wholly owned subsidiary of Education management. The agreement was approved at a special shareholder meeting.

   There are approximately 6.5 million AEG shares outstanding. The merger is expected to close in December 2001 and is subject to customary conditions, including regulatory approvals. At the effective time of the merger, the separate corporate existence of HAC, Inc. will cease and Argosy will continue as a wholly-owned subsidiary of EDMC.

   Under the EDMC Merger Agreement, EDMC retained the ability, at their election and upon notice to the Company, to cause the Company to dispose of John Marshall Law School and/or PrimeTech (the "Excluded Operations"). EDMC has so elected. Under the Stock Purchase Agreement, Dr. Markovitz agreed, upon the Company's request, to purchase the Excluded Operations for nominal consideration. The Company has so requested. Dr. Markovitz purchased PrimeTech for $1.00 effective October 31, 2001 and is expected to purchase John Marshall for $1.00 effective November 30, 2001. As a result:

       . the net assets of the Excluded Operations are considered to be impaired,

       . the net assets of the Excluded Operations were adjusted to the purchase price of $1.00 each as of August 31, 2001, and

       . an impairment charge of $1.5 million ($1.0 million for PrimeTech; $0.5 million for John Marshall) was recorded in operations in the fourth quarter of fiscal 2001.

Schools

   The Company operated the following schools (through August 31, 2001):

       . American Schools of Professional Psychology (''ASPP'') grants doctoral and master's degrees in clinical psychology and related disciplines at ten campuses located in Illinois (2), Minnesota, Georgia, Virginia, Hawaii, Arizona, Florida, California and Washington. ASPP is accredited by the Higher Learning Commission and is a member of the North Central Association of Colleges and Schools (''NCA''), and six of its campuses are accredited by the American Psychological Association (''APA'').

       . University of Sarasota (''U of S'') grants doctoral, master's and bachelor's degrees at three campuses located in Sarasota, Florida, Tampa, Florida and Orange, California. U of S was accredited by the Southern Association of Colleges and Schools (''SACS'') until September 1, 2001 and is now accredited by NCA.

       . Medical Institute of Minnesota (''MIM'') grants associate degrees at one campus in Minneapolis, Minnesota. MIM is institutionally accredited by the Accrediting Bureau of Health Education Schools (''ABHES''), and additionally holds individual programmatic accreditation appropriate to each degree program offered, and is now accredited by NCA.

       . Western State University College of Law ("WSU") grants the juris doctor degree at one campus in Fullerton, California. The institution is provisionally accredited by the American Bar Association and is regionally accredited by the Western Association of Schools and Colleges.

       . John Marshall Law School ("JMLS") grants the juris doctor degree at one campus in Atlanta, Georgia. The school is approved to award the J.D. degree by the Supreme Court of Georgia.

       . PrimeTech Institute (''PrimeTech'') awards diplomas at two campuses in Ontario, Canada.

   In addition, Ventura publishes materials and holds workshops in select cities across the United States to prepare individuals to take various national and state administered oral and written health care licensure examinations in psychology and other mental health disciplines.

   The Connecting Link provides graduate level, continuing education courses to educators. The Connecting Link partners with local, regionally accredited institutions that provide the credit for each of these courses, after approving the instructors and curricula developed by The Connecting Link. Students then apply these credits toward career advancement and/or continuing education requirements of the states' teacher license.

   On September 1, 2001 three of the Argosy Education Group, Inc. schools, ASPP, U of S and MIM were merged to create Argosy University. For the purpose of this discussion related to fiscal 2001 and prior we will address the schools as separate entities (see section entitled "Growth Strategy" for further discussion).

   The following table sets forth certain additional information regarding the Company's schools and their various campuses:

                                                                                        As of
                                                                                     August 31,
                                                                   Year     Date        2001
                   School and Campus Locations                    Opened  Acquired  Accreditation
                   ---------------------------                    ------ ---------- -------------
American Schools of Professional Psychology                                              NCA
Illinois School of Professional
  Psychology/Chicago........................ Chicago, IL           1976      --          APA
Illinois School of Professional
  Psychology/Chicago Northwest.............. Rolling Meadows, IL   1979  March 1994      APA
Minnesota School of Professional Psychology. Minneapolis, MN       1987      --          APA
Georgia School of Professional Psychology... Atlanta, GA           1990      --          APA
American School of Professional
  Psychology/Virginia....................... Arlington, VA         1994      --          APA
American School of Professional
  Psychology/Hawaii......................... Honolulu, HI          1979  March 1994      APA
Arizona School of Professional Psychology... Phoenix, AZ           1997      --
Florida School of Professional Psychology(1) Tampa, FL             1995  Sept. 1998
American School of Professional Psychology/
  San Francisco Bay Area Point.............. Richmond, CA          1998  Sept. 1998
Washington School of Professional Psychology Seattle, WA           1997  Sept. 1999

University of Sarasota                                                                  SACS
University of Sarasota/Honore............... Sarasota, FL          1969  March 1992
University of Sarasota/Tampa................ Tampa, FL             1997      --
University of Sarasota/California........... Orange, CA            1999      --
Medical Institute of Minnesota.............. Minneapolis, MN       1961  Feb. 1998      ABHES

PrimeTech Institute
PrimeTech Institute/City Campus............. Toronto, Ontario      1995  Nov. 1998
PrimeTech Institute/Scarborough............. Scarborough, Ontario  1999      --
John Marshall Law School.................... Atlanta, Georgia      1933  Mar. 2001
Western State University College of Law..... Fullerton, CA         1966  Mar. 2001       ABA
                                                                                    (provisional)
                                                                                        WASC

--------
(1) Historically operated as a unit of the University of Sarasota.

Industry Overview

   According to the National Center for Education Statistics (the ''NCES'') of the United States Department of Education (''DOE''), education is the second largest sector of the U.S. economy, accounting for approximately 8% of gross domestic product in 1997, or over $600 billion. The Company's schools are part of the postsecondary education market, which accounts for approximately one-third of the total sector. Of the approximately 6,000 postsecondary schools that are eligible to participate in the student financial aid programs (''Title IV Programs'') administered by DOE under the Higher Education Act of 1965, as amended (''HEA''), approximately 500 are for-profit degree-granting institutions such as the Company's schools.

   The NCES estimates that by the year 2009 the number of students enrolled in higher education institutions will increase from current estimated levels by more than 1.5 million, to over 16 million students. The Company believes that a significant portion of this growth in the postsecondary education market will result from an increase in the number of new high school graduates, an increase in the number of college graduates attending postgraduate institutions and the increased enrollment by working adults in postsecondary and postgraduate institutions. According to the NCES, the number of new high school graduates is expected to increase by approximately 24%, from 2.5 million graduates in 1994 to 3.1 million graduates in 2004. Over the same period, the number of college graduates attending postgraduate institutions is expected to increase by approximately 100,000 students. The NCES estimates that, over the next several years, initial enrollments in postsecondary education institutions by working adults will increase more rapidly than initial enrollments of recent high school graduates.

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

   Focusing on Advanced Degrees. Approximately 61% of the Company's students are enrolled in doctoral programs (including 8% JD as doctorate), an additional 24% pursuing master's degrees and the remainder pursuing bachelor's or associate degrees or diplomas. Management believes that the Company's emphasis on advanced degree programs provides greater predictability of tuition revenue and reduces recruitment cost per enrolled student, as compared to lower level degree programs, due to a number of factors, including the longer term of most advanced degree programs, the higher student retention rates experienced in more advanced degree programs and the narrower target markets for advanced degree programs. Consistent with this philosophy, the Company plans to expand some of its associate degree programs, such as those offered by MIM, to bachelor's degree programs. By offering more advanced degree programs, the Company can also take advantage of the tendency of many graduates of master's, bachelor's and associate degree programs to continue their education at the same institution if appropriate advanced degree programs are offered.

   Focusing on Curricula with Practical Professional Applications. The Company was founded to respond to a demand for postgraduate education that focuses on practical professional applications instead of research. The Company's academic programs are designed to prepare students to work in their chosen professions immediately upon graduation. Psychology graduate students, for example, gain significant practical professional experience through a required internship program. Similarly, MIM requires all of its students to participate in a field-based internship. The Company's programs for professional educators also focus on practical benefits by offering the academic credentials and skills in discrete sub-specialties required for promotion and increased compensation.

This practitioner-focused approach provides the additional benefits of attracting highly motivated students and increasing student retention and graduate employment. The Company's professional test preparation business provides it with another means of participating in the practical education needed for graduates in many fields to become practitioners.

   Refining and Adapting Educational Programs. Each of the Company's schools strives to meet the changing needs of its students and changes in the employment markets by regularly refining and adapting its existing educational programs. To do so, the Company has implemented its Institutional Effectiveness Review which is designed to provide periodic feedback from senior management, faculty and students with a view toward consistently improving the quality of each school's academic programs. Through the process, the Company solicits the views of each of these participants on quality improvement issues such as curriculum innovations which can meet existing or expected employment and student needs and class scheduling and other program administrative improvements.

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

   Argosy University. On September 1, 2001, three of the Argosy Education Group, Inc. schools, ASPP, U of S and MIM will be merged to create Argosy University. Among the strategic advantages identified are the following:

       . Economies of scale--Operating as one entity allows efficiencies in facilities, student recruitment, marketing, advertising and other communications, information technology, student financial aid and a host of other administrative functions.

       . Clearer identity--Communicating one brand consistently to all audiences raises awareness and create greater understanding among current and prospective students about the inherent value of the Argosy franchise.

       . Simplified accrediting and regulatory relationships--As of September 1, 2001, Argosy University and all its campuses considered a single institution by the U.S. Department of Education and will be accredited by the Higher Learning Commission and are members of the North Central Association of Schools and Colleges. Managing state regulatory affairs also will become less burdensome.

       . Streamlined corporate governance--Under the Argosy University structure, the need for school-specific boards eventually will be eliminated.

   Such an endeavor represents a major undertaking that requires the focus and dedication of all management disciplines. Each campus will continue to offer its current curricular programs, and over time will add new programs in Argosy's core disciplines of psychology, education, businesses, and health services. This approach will ultimately lead to a nationwide network of full-service Argosy University campuses offering both graduate and undergraduate degree programs.

   Emphasizing Student Recruitment and Retention. The Company believes that it can increase total enrollment at its campuses through the implementation of an integrated marketing program that utilizes direct response marketing. The Company also believes it can increase its profitability through improvements in student retention rates, as the cost of efforts to keep current students in school are less than the expense of attracting new students.

   Expanding Program Offerings. The Company regularly engages in the development of new, and the expansion of existing, curricular offerings at the doctoral, master's, bachelor's, associate and certificate levels. Of the 18 degree-granting programs currently offered by the Company, five have been introduced since 1995. In 1999 the Company began offering courses in its new sports psychology program. In 2000, the Company initiated masters of arts (''MA'') in forensic psychology. In 2002, the Company will institute a bachelor of arts in psychology degree completion program. The Company believes that there are significant opportunities to develop additional new programs, such as its new dental hygienics and radiation therapy at MIM. Once new programs have proven successful at one school, the Company seeks to expand them to its other schools. For example, Argosy University currently offers an MA degree in counseling at six of its campuses and is in the process of making this program available at the remaining Argosy University campuses.

   The Company believes that significant opportunities exist in providing educational services that are related to its current program offerings. Through Argosy Professional Services, the Company has become a leading provider of test preparation programs for psychology licensure examinations. These programs bring the Company in contact with a significant number of current and future psychology practitioners, which the Company believes can offer an opportunity to market additional educational programs in the future. For example, the Company believes that non-degree continuing education programs will increasingly be mandated by state licensing authorities; this represents an opportunity for the Company to provide services not only for the graduates of its schools, but also for the broader universe of licensed health care providers to which it gains access through its Argosy Professional Services test preparation programs.

   Also on March 1, 2001, the Company acquired The Connecting Link, a privately held provider of continuing professional education for kindergarten to grade 12 teachers. The Connecting Link provides graduate level, continuing education courses to educators. The Connecting Link partners with local, regionally accredited institutions that provide the credit for each of these courses, after approving the instructors and curricula developed by The Connecting Link. Students then apply these credits toward career advancement and/or continuing education requirements of the states' teacher license.

   Adding New Campuses. The Company seeks to expand its presence into new geographic locations. Nine of the Company's 18 campuses were developed by the Company internally. The Company regularly evaluates new locations for developing additional campuses and believes that significant opportunities exist for doing so. Accordingly, the Company plans on adding one Argosy University campus (formerly ASPP, MIM and U of S) during the next fiscal year and two additional campuses every year thereafter. Of the 21 metropolitan areas in the United States with a population in excess of two million persons, nine do not have a graduate school of professional psychology that award the PsyD degree.

   Acquisitions. Based on recent experience and internal research, the Company believes that, in both the for-profit and not-for-profit postgraduate education industry, most schools are small, stand-alone entities without the benefits of centralized professional management, scale economies in purchasing and advertising or the financial strength of a well-capitalized parent company. The Company intends to capitalize on this fragmentation by acquiring and consolidating attractive schools and educational programs. The Company has acquired 9 of its 18 campuses, four of which were for-profit and five of which were originally not-for-profit, and the Ventura test preparation business and The Connecting Link. The Company believes there are significant opportunities to acquire schools which can serve as platforms for program and campus expansion. Prime acquisition candidates are those that have the potential to be quickly developed into profitable, accredited degree-granting schools offering programs consistent with the Company's mission.

  Western State

   On March 1, 2001, the Company completed its acquisition of Western State University College of Law, in Fullerton, California (''Western State'') pursuant to the terms of the Stock Purchase Agreement dated as of November 14, 2000, between Argosy and Western State. Consideration for the purchase consisted of $9.4 million in cash and the assumption of $3.9 million in debt, and certain purchase price adjustments as provided in the purchase agreement. Since its founding in 1966, the school has graduated more than 10,000 students. Approximately 25 percent of the lawyers practicing in Orange County and 15 percent of those practicing in the Inland Empire and the Long Beach area are Western State University graduates. The college is accredited by the Western Association of Schools and Colleges and provisionally approved by the American Bar Association.

  John Marshall

   The acquisition of John Marshall was made through a purchase of the assets of John Marshall on March 1, 2001. The Company exercised its option to purchase all of the operating assets and assumed the liabilities of John Marshall Law School for cash of $0.1 million and net advances of $0.7 million contributed to John Marshall before the acquisition.

   As of September 1, 1999, the Company entered into an agreement to manage John Marshall. The agreement was for 10 years and included an option to purchase John Marshall which was exercisable at the Company's discretion. In addition, a line of credit of $0.6 million was established between the Company and John Marshall. Prior to the acquisition on March 1, 2001, the Company advanced $0.5 million under the line of credit and approximately $3.6 million to fund operations.

  The Connecting Link

   Also on March 1, 2001, the Company acquired all of the outstanding common stock of The Connecting Link, a privately held provider of continuing professional education for kindergarten to grade 12 teachers for a purchase price of approximately $1.8 million in cash.

Programs of Study

   The following programs of study for ASPP, MIM and U of S were combined under Argosy University on September 1, 2001. The programs will continue under Argosy University.

   ASPP. ASPP grants postgraduate level degrees in a variety of specialties within the field of clinical psychology. The Company offers a doctorate in clinical psychology, master's of arts degrees in psychology and professional counseling and a master's of science degree in health services administration. ASPP also offers postdoctoral program. Approximately 62% of ASPP's students are enrolled in the PsyD program in various specialties and, of the students enrolled in the clinical MA program, historically more than 60% continue in the PsyD program.

   The Company was among the first academic programs in the United States to offer the practitioner-focused PsyD degree, as compared to the research-oriented PhD degree. The PsyD is a four-year program consisting of one year of classroom training, two years divided between classroom training and fieldwork practicum and a fourth year consisting of a paid internship. The program focuses on practical issues in clinical psychology as compared to abstract research topics. For example, fourth year students prepare a case study as their final project, rather than a doctoral dissertation. Clinical MA students complete a two-year program, all of which can be carried over into the PsyD program.

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

   The master's of arts program in professional counseling is a two-year program combining classroom training and fieldwork. Typically offered in the evening and on weekends, this program aims to provide the skills and training needed by individuals to practice as licensed professional counselors in a wide variety of governmental, community and private settings.

   ASPP's academic programs are highly respected in the field. Since its inception in 1976, ASPP has graduated over 2,800 students. While its focus is on practice rather than research, its graduates also include PsyDs who now serve as tenured faculty members at Harvard University and Northwestern University.

   U of S. U of S grants postgraduate and bachelor's level degrees in education, business and behavioral science. U of S offers a doctorate in education (''EdD''), a master's of arts in education (''MEd'') and an educational specialist degree (''EdS''), each with various majors or concentrations, such as curriculum and instruction, human services administration, counseling psychology and educational leadership. In business, U of S offers a doctorate in business administration (''DBA''), a master's of business administration (''MBA'') and a bachelor's of science in business administration (''BSBA''), each with various majors or concentrations, such as information systems, international business, management and marketing.

   The DBA, MBA and BSBA degrees are offered both part-time and full-time and consist of classes in disciplines such as statistics, economics, accounting and finance. The DBA is a three-year program; the MBA is a two-year program, which may count towards two of the three years required for the DBA; and the BSBA is a two-year degree completion program.

   The master and doctoral level education and behavioral sciences programs are offered to professional educators from across the U.S. The programs consist of an innovative combination of distance learning and personal interaction, allowing students to complete a significant percentage of the preparatory work for each course at home in advance of an intensive in-person instructional period, typically scheduled during breaks in the academic year. The Company believes that an important aspect of the learning experience is the student's interaction with faculty and other students. The EdD is a three-year program, and the MAEd and EdS are two-year programs.

   MIM. MIM offers associate degrees (''AA'') in a variety of health science's professions including dental hygienist, radiation therapist, veterinary technician, diagnostic medical sonographer, histotechnician, medical assistant, medical laboratory technician and radiologic technologist. Currently, approximately 60% of the students are enrolled in the veterinary technician program. The programs typically consist of 12-15 months of full-time classroom training and two to six additional months of internship.

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

   John Marshall Law School. JMLS is a law school approved by the Supreme Court of Georgia to award the Juris Doctor degree.

   Western State University. WSU grants the Juris Doctor degree and is the oldest law school in Orange County, California. The program achieved provisional accreditation from the American Bar Association in 1998.

   The Connecting Link. The Connecting Link provides graduate level, continuing education courses to educators. The Connecting Link partners with local, regionally accredited institutions that provide the credit for each of these courses, after approving the instructors and curricula developed by The Connecting Link. Students then apply these credits toward career advancement and/or continuing education requirements of the states' teacher license.

Student Body

  Recruitment

   The Company seeks to attract students with both the motivation and ability to complete the programs offered by its schools. To generate interest, the Company engages in a broad range of activities to inform potential students and their parents about its schools and programs of study.

   The general reputation of the Company's schools and referrals from current students, alumni and employers are the largest sources of new students. The Company believes that the majority of ASPP's students for the 2001 fiscal year were enrolled through referrals from current and former students as well as employees and others who have worked with ASPP's graduates. The Company also employs marketing tools such as its web sites and creates publications and other promotional materials for the Company's schools, participates in school fairs and uses other traditional recruitment techniques common to undergraduate and postgraduate institutions. The goal of the Company's recruitment efforts is to increase awareness of the Company's schools among potential applicants in a cost-effective and dignified manner.

   The curicula of psychology, business and education appeal to academically oriented students, ASPP and U of S seek to appeal to academically-oriented students, students who might otherwise elect to attend a state-sponsored or private university and who expect to see recruitment efforts and materials consistent with such universities. Health services and information technology appeal to students who are strictly seeking career-enhancing education and students who may not have college or university experience. These students typically respond to more traditional commercial marketing efforts. Ventura markets its programs directly to graduates of postgraduate psychology schools that have registered to take postgraduate licensure exams.

   The following table sets forth certain statistics regarding the student body at each of the Company's schools for the 2000-2001 academic year:

                                                  Number of Average % Graduate
                     School                       Students    Age    Programs
                     ------                       --------- ------- ----------
American Schools of Professional Psychology......   2,680     32       100%
University of Sarasota...........................   2,236     41        99%
Medical Institute of Minnesota...................     731     26         0%
PrimeTech Institute..............................     277     30         0%
John Marshall Law School.........................     277     30       100%
Western State University.........................     151     26       100%

  Admission

   The Company's admissions objective is to achieve controlled student enrollment growth while consistently maintaining the integrity and quality of its academic programs. At each of the Company's schools, student admissions are overseen by a committee, comprised principally of members of the faculty that reviews each application and makes admissions decisions. Differing programs within the Company operate with differing degrees of selectivity. Some of the Company's programs, particularly its postgraduate psychology programs, receive many more applications for admission than can be accommodated. Admissions criteria for such programs include a combination of prior academic record, performance on an admissions essay and work experience. The Company believes that other of its programs are beneficial to anyone who possesses the necessary qualifications and chooses to enroll. Such programs tend to be less selective; however, the Company does screen students both for their commitment to completing a particular program of study and their aptitude for the academic subject matter of their chosen program. Upon passing the various screens of the admissions process, successful applicants are notified of acceptance into the program of their choice. All of the Company's schools use a rolling admissions format.

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

   The Company has historically implemented tuition increases each year at or above the rate of inflation. Average tuition increases at the Company's schools for fiscal 1999, 2000, and 2001 were 5.2%, 5.1%, and 5.7%, respectively.

   The following table sets forth the average total tuition to complete a degree at each of the Company's schools, based on tuition rates for the 2000-2001 academic year:

                                                                   Average
                                                                    Total    Length of
                             School                                Tuition    Program
                             ------                                -------- ------------
American Schools of Professional Psychology
   PsyD........................................................... $ 58,650      4 years
   MA (Clinical).................................................. $ 29,070      2 years
   MA (Counseling)................................................ $ 18,480      2 years
University of Sarasota
   DBA, EdD....................................................... $ 26,220      3 years
   MAEd........................................................... $ 15,483      2 years
   EdS............................................................ $ 11,910      2 years
   MBA............................................................ $ 10,320      2 years
   MA............................................................. $ 19,056      2 years
   A.A.S.......................................................... $ 16,320 12-18 months
Medical Institute of Minnesota
   A.S............................................................ $ 22,317 15-21 months
PrimeTech Institute (Canadian $).................................. $ 26,302
   Certificate programs in various computer, accounting and legal disciplines..................................................  various 12-18 months
John Marshall Law School.......................................... $ 38,400      4 years
Western State University.......................................... $ 66,504      3 years

Graduate Employment

   The Company believes that employment of its graduates in occupations related to their fields of study is critical to the ability of its schools to continue to recruit students successfully. Based on information received from graduating students and employers, the Company believes that students graduating from the Company's schools enjoy considerable professional success. ASPP's graduating class for the 1999-2000 school year, for example, reported a 93% employment rate in their area of study within six months after graduation. U of S's education students are primarily working professional educators, and thus by definition, have a significant graduate employment rate. The success of their educational experience is measured by continued and accelerated success in their field. MIM and PrimeTech each provide academic programs specifically tailored to a student's career goals. MIM's and PrimeTech's graduating classes for the 1999-2000 school year reported employment rates in their relevant fields of study within six months of graduation of 85% and 75%, respectively.

Faculty

   The Company seeks to attract and retain faculty with outstanding credentials in their respective fields for each of its schools. Each of the Company's schools attempts to employ faculty members who are dedicated to the teaching profession and to provide such faculty members with a stimulating and professional academic environment and competitive compensation package. The Company emphasizes a core staff of full-time faculty members to maintain continuity and consistency across its academic programs, augmented by adjunct faculty with significant industry experience. The Company's schools each employ dedicated faculty with significant experience and credentials in their respective fields to provide the personal interaction that is critical to the academic experience. The Company also encourages its full-time faculty members to engage in meaningful outside professional activities to retain current practical experience. The Company has implemented its Institutional Effectiveness Review providing periodic feedback to faculty from senior management, faculty peers and students with a view toward consistently improving the quality of each school's academic programs.

   The following table sets forth certain information regarding the faculty at each of the Company's schools as of August 31, 2001:

                                                     Adjunct
                  School                    Faculty Faculty(1) Highest Degree of Full-Time Faculty
                  ------                    ------- ---------- -----------------------------------
American Schools of Professional Psychology   92       177         100% Doctoral (PhD or PsyD)

University of Sarasota.....................   37        42         97% Doctoral, 3% Master's

Medical Institute of Minnesota.............   35        49         9% Doctoral, 14% Master's,
                                                                   35% Bachelor's,
                                                                   10% Associate,
                                                                   32% Certificate

PrimeTech Institute........................    9        15         12% Doctoral, 38% Master's,
                                                                   50% Bachelor's

John Marshall Law School...................    8        15         100% J.D.

Western State University...................   20        31         100%J.D.
-------------------------------------------

(1) Represents faculty members teaching at least one class during the 2000-2001 academic year.

Governance of the Company's Schools

   Each campus is managed locally by a Campus President who reports either to the Vice President of Operations (Scott Tjaden, PhD-appointed on October 1,
2001) or directly to the Argosy Chief Operating Officer (Jim Otten, PhD). PrimeTech is headed by Unit President Fred Fischer who reports to the board of directors and consults with the President of the Company (Jim Otten). Scott Ables, General Manager of Ventura and The Connecting Link, also reports to the President of the Company. U of S, MIM, John Marshall, and Western State each had an independent Board of Directors, separate from the Company's Board but elected by the Company as sole shareholder. These local boards of directors independently made and approved policies and budgets. ASPP, U of S, MIM now has one common board following the creation of Argosy University on September 1, 2001.

Competition

   The postsecondary education market in the United States is highly fragmented and competitive, with no private or public institution enjoying a significant market share. The Company competes for students with postgraduate, four year and two-year degree-granting institutions, which include non-profit public and private colleges, universities and for-profit institutions. An attractive employment market also reduces the number of students seeking postgraduate degrees, thereby increasing competition for potential postgraduate students. Management believes that competition among educational institutions is based on the quality of educational programs, location, perceived reputation of the institution, cost of the programs and employment opportunities for graduates. Certain public and private colleges and universities may offer programs similar to those of the Company at a lower tuition cost due in part to governmental subsidies, government and foundation grants, tax deductible contributions or other financial resources not available to proprietary institutions. Other proprietary institutions also offer programs that compete with those of the Company. Moreover, there is an increase in competition in the specific educational markets served by the Company. For example, excluding PsyD programs offered by the Company, in the 1992 academic year there were 36 PsyD programs existing in the United States, while in the 1997 academic year there were 54 PsyD programs in the United States. Certain of the Company's competitors in both the public and private sector have greater financial and other resources than the Company.

   PrimeTech operates in the Province of Ontario, Canada where a number of competing programs exist, both in the public and private sectors, which offer a broad spectrum of content and pricing.

Employees

   As of August 31, 2001, the Company employed 522 persons. Of this number, 50 were employed in the Company's corporate headquarters, 210 were full-time or permanent part-time faculty members and 262 were working as administrative or support staff deployed at the various Company locations. None of the Company's employees are unionized. The Company believes its relations with its employees are generally good.

                         FINANCIAL AID AND REGULATION

Accreditation

   Accreditation is a non-governmental process through which an institution voluntarily submits itself to qualitative review by an organization of peer institutions. The three types of accrediting agencies are (i) national accrediting agencies, which accredit institutions on the basis of the overall nature of the institutions without regard to their locations, (ii) regional accrediting agencies, which accredit institutions principally located within their geographic areas, and (iii) programmatic accrediting agencies, which accredit specific educational programs offered by an institution. Accrediting agencies primarily examine the academic quality of the instructional programs of an institution, and a grant of accreditation is generally viewed as certification that an institution's programs meet generally accepted academic standards. Accrediting agencies also review the administrative and financial operations of the institutions they accredit to ensure that each institution has the resources to perform its educational mission.

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

   All of the Company's U.S. campuses are accredited by an accrediting agency recognized by the DOE, (except John Marshall Law School.) These accrediting agencies are the Higher Learning Commission of the North Central Association of Colleges and Schools (''NCA''), the Southern Association of Colleges and Schools (''SACS''), the Accrediting Bureau of Health Education Schools/Programs (''ABHES'') and the American Psychological Association (''APA''). NCA, SACS and ABHES are institutional accrediting bodies which accredit the entire institution. The APA is a programmatic accrediting body which does not accredit the entire institution, but only specific programs offered by the institution. ASPP is institutionally accredited by NCA to offer both doctoral and master's degrees at all of its campuses. ASPP's Chicago, Minneapolis, Atlanta, Hawaii, Rolling Meadows and Virginia campuses also have programmatic accreditation by the APA for the PsyD degree. Currently, ASPP's Florida campus has hosted the APA on a site visit which is a preliminary step to potentially full accreditation. Although APA accreditation is not currently required, failure to obtain such accreditation could adversely affect state authorization of this campus in future periods or the ability of graduates of this campus to obtain state licenses to practice. U of S is institutionally accredited by SACS to award doctoral, master's and bachelor's degrees in business, doctoral and master's degrees in education and doctoral and master's degrees in psychology. With the formation of Argosy University on September 1, 2001, Argosy University will be accredited by NCA. PrimeTech is approved as a private vocational school in the Province of Ontario, Canada, to award diplomas upon successful completion of the following main programs: network engineering, internet engineering, software programming and paralegal studies.

   In 1987, the Georgia Supreme Court mandated that John Marshall obtain American Bar Association ("ABA") accreditation before 2003 in order for John Marshall graduates to take the Georgia Bar Exam. On June 8, 2001 the Georgia Supreme Court handed down an order to extend John Marshall's accreditation through 2008. This extension will continue to allow students to take the state bar exam as the school works toward gaining ABA accreditation. The ABA has to date not granted such accreditation.

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

   The HEA requires accrediting agencies recognized by the DOE to review many aspects of an institution's operations to ensure that the education or training offered by the institution is of sufficient quality to achieve, for the duration of the accreditation period, the stated objective for which the education or training is offered. Under the HEA, a recognized accrediting agency must perform regular inspections and reviews of institutions of higher education. An accredited institution must meet or exceed an accrediting agency's standards throughout its period of accreditation. An accrediting agency may place an institution on probation or similar warning status or direct the institution to show cause why its accreditation should not be revoked if the accrediting agency believes an institution may be out of compliance with accrediting standards. It may also place an institution on ''reporting'' status in order to monitor one or more specified areas of the institution's performance. An institution placed on reporting status is required to report periodically to its accrediting agency on that institution's performance in the specified areas. While on reporting status, an institution may be required to seek the permission of its accrediting agency to open and commence instruction at new locations. Except as stated in the following paragraph, none of the Company's schools are on probation, show cause or reporting status.

   On November 13, 2001, WSU, which is provisionally accredited by the ABA, received a letter from the ABA's Accreditation Committee outlining certain deficiencies in the school that were identified during the ABA's most recent regularly-scheduled inspection of the school in March 2001. The letter requires the school to appear at a meeting of the Committee in January 2002 to show cause why the school should not be required to take appropriate remedial action, placed on probation or removed from the list of law schools provisionally approved by the ABA. The Company is addressing the issues identified by the Committee, and, although there can be no assurances of the outcome of the January meeting, the Company does not anticipate that its provisional accreditation will be withdrawn at that time.

   The Company must obtain approval from the ABA's Council of the Section on Legal Education and Admission to the Bar for the change of ownership of Western State University College of Law that will result from the Company's acquisition by Education Management Corporation, and receipt of this approval is a condition to the closing of the transaction. The Company has been advised that the Council is scheduled to consider and rule upon the change of ownership on December 1, 2001. Although the ABA's Accreditation Committee has not made any recommendation to the Council regarding the application for change of ownership, action by the Accreditation Committee is not a prerequisite to approval by the Council. However, there can be no assurance that the Council will vote to approve the change of ownership at its December meeting.

Student Financial Assistance

   Students attending the Company's schools finance their education through a combination of individual resources (including earnings from full or part-time employment), government-sponsored financial aid and other sources, including family contributions and scholarships provided by the Company. The Company estimates that over 65% of the students at its U.S. schools receive some government-sponsored (federal or state) financial aid. For fiscal 2001, approximately 67% of the Company's net tuition revenue (on a cash basis) was derived from some form of such government-sponsored financial aid received by the students enrolled in its schools. In addition, approximately 65% of the students attending PrimeTech receive Canadian government-sponsored financial aid.

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

Nature of Federal Support for Postsecondary Education in the United States

   While many states support public colleges and universities primarily through direct state subsidies, the federal government provides a substantial part of its support for postsecondary education in the form of grants and loans to students who can use this support at any institution that has been certified as eligible by the DOE. The Title IV Programs have provided aid to students for more than 30 years, and, since the mid-1960's, the scope and size of such programs have steadily increased. Since 1972, Congress has expanded the scope of the HEA to provide for the needs of the changing national student population by, among other things, (i) providing that students for-profit institutions, such as the Company's institutions, are eligible for assistance under the Title IV Programs, (ii) establishing a program for loans to parents of eligible students, (iii) opening the Title IV Programs to part-time students and (iv) increasing maximum loan limits and in some cases eliminating the requirement that students demonstrate financial need to obtain federally guaranteed student loans. Most recently, the Federal Direct Loan program was enacted, enabling students to obtain loans from the federal government rather than from commercial lenders.

   On October 1, 1998, legislation was enacted which reauthorized the student financial assistance programs of the HEA. The 1998 Amendments continued many of the then-current requirements for student and institutional participation in the Title IV Programs. The 1998 Amendments also changed or modified some requirements. These changes and modifications included increasing the percentage of its revenues that an institution may derive from Title IV funds from 85% to 90% and revising the requirements pertaining to the manner in which institutions must calculate refunds to students. The 1998 Amendments also prohibit institutions that are ineligible for participation in Title IV loan programs due to student default rates in excess of applicable thresholds from participating in the Pell Grant program. Other changes expanded participating institutions' ability to appeal loss of eligibility owing to such default rates. The 1998 Amendments permit an institution to avoid the interruption of eligibility for the Title IV Programs upon a change of ownership which results in a change of control by submitting a materially complete application for recertification of eligibility within 10 business days of such a change of ownership. Regulations concerning a school's calculation of refunds to students took effect in October 2000, and regulations to implement the remaining portions of the 1998 Amendments take effect on July 1, 2001. The Company does not believe that the 1998 Amendments will adversely or materially affect its business operations. None of the Company's institutions derives more than 73% of its revenue from Title IV funds and no institution has student loan default rates in excess of current thresholds. The Company also believes that its current refund policy satisfies the new refund requirements.

   Students at the Company's institutions receive grants, loans and work opportunities to fund their education under several of the Title IV Programs, of which the two largest are the FFEL program and the Federal Pell Grant (''Pell'') program. Some of the Company's institutions participate in the Perkins program and the Federal Work-Study (''FWS'') program. In addition, the Company's institutions are eligible to participate in the Federal Supplemental Educational Opportunity Grant (''FSEOG'') program.

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

   Pell. Pell grants are the primary component of the Title IV Programs under which the DOE makes grants to students who demonstrate financial need. Every eligible student is entitled to receive a Pell grant; there is no institutional allocation or limit, although there is a limit for each eligible student, depending on need. For the

2000 federal fiscal year, the maximum individual Pell grant was $3,300. For the 2001, federal fiscal year, the maximum Pell grant increased to $3,750, and no determination has been made, as yet, for the 2002 federal fiscal year.

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

   FFEL. The FFEL program consists of two types of loans, Stafford loans, which are made available to students, and PLUS loans, which are made available to parents of students classified as dependents. Under the Stafford loan program, a student may borrow up to $2,625 for the first academic year, $3,500 for the second academic year and, in some educational programs, $5,500 for each of the third and fourth academic years. Graduate and professional students may borrow up to $8,500 per academic year. Students with financial need may qualify for interest subsidies while in school and during grace periods. Students who are classified as independent can increase their borrowing limits and receive additional unsubsidized Stafford loans. Such students can obtain up to an additional $4,000 for each of the first and second academic years and, depending upon the educational program, an additional $5,000 for each of the third and fourth academic years. Graduate and professional students may borrow up to an additional $10,000 per academic year. The obligation to begin repaying Stafford loans does not commence until six months after a student ceases to be enrolled on at least a half-time basis. Amounts received by students in the Company's institutions under the Stafford program in fiscal 2001 equaled approximately 66% of the Company's net tuition revenue (on a cash basis). Under the PLUS loan program, the parents of a dependent student may obtain a loan in an amount not to exceed the difference between the total cost of that student's education (including allowable expenses) and other aid to which that student is entitled. At this time, of the Company's institutions, only MIM participates in the PLUS program.

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

   Perkins. Eligible undergraduate students may borrow up to $4,000 under the Perkins loan program during each academic year, with an aggregate maximum of $20,000, at a 5% interest rate and with repayment delayed until nine months after the borrower ceases to be enrolled on at least a half-time basis. Perkins loans are made available to those students who demonstrate the greatest unmet financial need. Perkins loans are made from a revolving account, 75% of which was initially capitalized by the DOE. Subsequent federal capital contributions, with an institutional match in the same proportion, may be received if an institution meets certain requirements. Each institution collects payments on Perkins loans from its former students and loans those funds to currently enrolled students. Collection and disbursement of Perkins loans is the responsibility of each participating institution. During the 2000-2001 award year, the Company collected approximately $378,100 from its former students in repayment of Perkins loans. In the 2000-2001 award year, the Company's required matching contribution was approximately $20,634. The Perkins loans disbursed to students in the Company's institutions in the 2000-2001 award year represented less than 1% of the Company's net U.S. tuition revenue.

   FWS. Under the FWS program, federal funds are made available to pay up to 75% of the cost of part-time employment of eligible students, based on their financial need, to perform work for the institution or for off-campus public or non-profit organizations. During the 2000-2001 award year, the Company's institutions and other organizations provided matching contributions totaling approximately $102,000. At least 7% of an institution's FWS allocation must be used to fund student employment in community service positions. FWS earnings are not restricted to tuition and fees. However, in the 2000-2001 award year, the federal share of FWS earnings represented less than 1% of the Company's net U.S. tuition revenue.

Federal Oversight of the Title IV Programs

   The substantial amount of federal funds disbursed through the Title IV Programs coupled with the large numbers of students and institutions participating in those programs have led to an increased level of DOE regulatory oversight of institutions. If an institution's cohort default rate (the percentage of its students or former students who default on their student loans within approximately 18 months of being required to commence repayment) exceeds 25 % for three consecutive federal fiscal years, the institution, with limited exceptions, becomes ineligible to participate in the Title IV Programs. Each institution which participates in the Title IV Programs must annually submit to the DOE an audit by an independent accounting firm of that institution's compliance with Title IV Program requirements, as well as audited financial statements. The DOE also conducts compliance reviews, which include on-site evaluations of several hundred institutions each year, and directs student loan guaranty agencies to conduct additional reviews relating to the FFEL programs. In addition, the Office of the Inspector General of the DOE conducts audits and investigations of institutions in certain circumstances. Under the HEA, accrediting agencies and state licensing agencies also have responsibilities for overseeing institutions' compliance with Title IV Program requirements. As a result, each participating institution, including each of the Company's institutions, is subject to frequent and detailed oversight and must comply with a complex framework of laws and regulations or risk being required to repay funds, to pay civil penalties, or be declared ineligible to participate in the Title IV Programs. In addition, because the HEA is subject to amendment by Congress, and because DOE periodically revises its regulations (e.g., in November 1997, the DOE published new regulations with respect to financial responsibility standards which took effect July 1, 1998) and may announce new or changed interpretation of existing laws and regulations, there can be no assurance that the legal requirements for participation in the Title IV Programs will remain the same in the future or that DOE will agree with the Company's current understanding of each Title IV Program requirement.

   Largely as a result of this increased oversight, the DOE has reported that over 1,000 institutions have either ceased to be eligible for or have voluntarily relinquished their participation in some or all of the Title IV Programs since October 1, 1992. This has reduced competition among institutions with respect to certain markets and educational programs.

   Cohort Default Rates. A significant component of the increased regulatory oversight has been the imposition of limitations on participation in the Title IV Programs by institutions whose former students defaulted on the repayment of federally guaranteed or funded student loans at an ''excessive'' rate. Since the DOE began to impose sanctions on institutions with cohort default rates above certain levels, the DOE has reported that over 1,000 institutions have lost their eligibility to participate in some or all of the Title IV Programs. However, many institutions, including all of the Company's institutions, have responded by implementing aggressive student loan default management programs aimed at reducing the likelihood of students failing to repay their loans in a timely manner. An institution's cohort default rates under the FFEL programs are calculated on an annual basis as the rate at which student borrowers scheduled to begin repayment on their loans in one federal fiscal year default on those loans by the end of the next federal fiscal year. Any institution whose cohort default rate equals or exceeds 25% for any one of the three most recent federal fiscal years may be found by the DOE to lack administrative capability and, on that basis, placed on provisional certification status for up to three years. Provisional certification status does not limit an institution's access to Title IV Program funds but does subject that institution to closer review by the DOE and possible summary adverse action if that institution commits violations of Title IV Program requirements. Any institution whose cohort default rates equal or exceed 25% for three consecutive years will no longer be eligible to participate in the FFEL programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. In addition, an institution whose cohort default rate for any federal fiscal year exceeds 40% may have its eligibility to participate in all of the Title IV Programs limited, suspended or terminated. Since the calculation of cohort default rates involves the collection of data from many non-governmental agencies (i.e., lenders, private guarantors or services), as well as the DOE, the HEA provides a formal process for the review and appeal of the accuracy of cohort default rates before the DOE takes any action against an institution based on such rates. In addition to the foregoing, if an institution's cohort default rate for loans under the Perkins program exceeds 15% for any federal award year (i.e., July 1 through June 30), that institution may be placed on provisional certification status for up to three years. Furthermore, as a result of the 1998 Amendments to the HEA, institutions that are ineligible to participate in the Title IV loan program due to student loan default rates will also become ineligible to participate in the Pell Grant Program.

   The DOE's published federal fiscal year 1999 cohort default rates for all proprietary institutions is 9.3% and for proprietary institutions offering 4 year degrees is 8.2%. For the last three years, none of the Company's institutions had a cohort default rate above 7%. The specific cohort default rate percentages for the Company's institutions are as follows:

DOE fiscal year: ASPP U of S MIM  WSU
---------------- ---- ------ ---- ----
      1997...... 2.2%  4.9%  7.0% 5.4%
      1998...... 0.8%  2.6%  6.8% 4.0%
      1999...... 1.4%  3.4%  4.5% 3.7%

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

   In November 1997, the DOE issued new regulations, which took effect July 1, 1998, and revised the DOE's standards of financial responsibility as applied to an institution's annual audited financial statements. These new standards replace the numeric tests described above with three ratios: an equity ratio, a primary reserve ratio and a net income ratio, which are weighted and added together to produce a composite score for the institution.

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

   If an institution achieves a composite score of at least 1.5, it is financially responsible without further oversight. If an institution achieves a composite score from 1.0 to 1.4, it is in the ''zone'' and is subject to additional monitoring, but may continue to participate as a financially responsible institution, for up to three years. Additional monitoring may require the school to (i) notify the DOE, within 10 days of certain changes, such as an adverse accrediting action; (ii) file its financial statements earlier than the six-month requirement following the close of the fiscal year; and (iii) subject the school to a cash monitoring payment method. If an institution has a composite score below 1.0, it fails to meet the financial responsibility standards unless it qualifies under an alternative standard (i.e., (i) a letter of credit equal to 50% of the Title IV Program funds expended from the prior fiscal year or (ii) a letter of credit equal to at least 10% of the Title IV Program funds expended from the prior fiscal year plus provisional certification status and either or the reimbursement payment of Title IV funds or heightened cash monitoring).

   Based upon the companies financial statements as of August 31, 2001, the company believes that on a stand alone basis,the composite score for each of ASPP, UOS and MIM exceeds 1.5 and that the composite score for WSU exceeds 1.0.

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

   In addition, the HEA generally requires that proprietary institutions be fully operational for two years before applying to participate in the Title IV Programs. However, under the HEA and applicable regulations, an institution that is certified to participate in the Title IV Programs may establish an additional location and apply to participate in the Title IV Programs at that location without reference to the two-year requirement, if such additional location satisfies all other applicable eligibility requirements, including that the additional location be approved by the institution's accrediting agency and by the appropriate government licensing agency in the state where the additional location is located. The Company's expansion plans are based, in large part, on its ability to acquire schools that can be recertified and to open additional locations as part of its existing institutions. The Company believes that its ability to open additional locations as part of existing institutions is the most feasible means of expansion, because its existing institutions are currently certified as eligible to participate in Title IV Programs and students enrolled at the new additional locations will have more ready access to Title IV Program funds. In addition, pursuant to regulations scheduled that took effect July 1, 2000, institutions no longer will be required, under most circumstances, to obtain DOE approval of an additional location before disbursing Title IV Program funds to eligible students at those locations.

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

   Certain of the state authorizing agencies, the Ontario Student Assistance Plan (''OSAP''), and accrediting agencies with jurisdiction over the Company's campuses also have requirements that may, in certain instances, limit the ability of the Company to open a new campus, acquire an existing campus, establish an additional location of an existing institution or begin offering a new educational program. The Company does not believe that such standards will have a material adverse effect on the Company or its expansion plans, because the standards for approval of new programs or expanding institutions are generally no more stringent than the standards applied by the states, OSAP and accrediting agencies in originally granting accreditation and licensure to the campuses. Compliance with state and OSAP standards generally requires notification of the proposed change and, in some states, approval by the accrediting agency. Based on its current practice of meeting or exceeding both state and accrediting agency standards, the Company believes that it will be able to obtain any accreditation or state approvals to initiate new programs or expand its campuses. If the Company were unable to meet those standards, its ability to add programs or expand its campuses would be materially adversely affected.

   The ''90/10 Rule'' (formerly the ''85/15 Rule''). Under a provision of the HEA commonly referred to as the ''90/10 Rule,'' a proprietary institution, such as each of the Company's U.S. institutions, would cease being eligible to participate in the Title IV Programs if, on a cash accounting basis, more than 90% of its net revenues for the prior fiscal year was derived from the Title IV Programs. Prior to the 1998 Amendments to the HEA, the allowable portion of cash revenues derived from Title IV programs could not exceed 85%. Any institution that violates this rule immediately becomes ineligible to participate in the Title IV Programs and is unable to apply to regain its eligibility until the following fiscal year. The Company has calculated that, since this requirement took effect in 1995, none of the Company's U.S. institutions derived more than 80% of its net revenue (on a cash basis) from the Title IV Programs for any award year, and that for fiscal 2001 the range for the Company's U.S. institutions was from approximately 48% to approximately 59%. The Company regularly monitors compliance with this requirement in order to minimize the risk that any of its U.S. institutions would derive more than the maximum allowed percentage of its revenue from the Title IV Programs for any fiscal year. If an institution appeared likely to approach the maximum percentage threshold in any given fiscal year, the Company would evaluate the appropriateness of making changes in student funding and financing to ensure compliance with the Rule.

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

Canadian Regulation

   The Ontario Ministry of Education and Training (''OMET'') provides financial assistance to eligible students through OSAP, which includes two main components, the CSL program and the Ontario Student Loans Program (''OSLP'') program. To maintain its right to administer OSAP, an institution, such as the PrimeTech campuses in Toronto, must, among other things, be registered and in good standing under the PVSA and abide by the rules, regulations and administrative manuals of the CSL, OSLP and other OSAP-related programs. In order to attain initial eligibility, an institution must establish, among other things, that it has been in good standing under the PVSA for at least 12 months, that it has offered an eligible program for at least 12 months and that it has graduated at least one class in an eligible program that satisfies specific requirements with respect to class size and graduation rate. In addition, the institution must offer full-time programs at the postsecondary level, award a diploma or certificate upon successful completion of the program, have minimum admission requirements for entering students, require students to participate fully in their studies, monitor students' progress and maintain academic records, and advise OMET before taking any action that could result in its failing to meet OMET's requirements. When applying for initial eligibility an institution must also file with OMET a request for OSAP designation with a description of the procedures to be implemented to administer the OSAP financial aid office.
During the first two years of initial eligibility, the institution must have its administration of OSAP independently audited, and full eligibility will not be granted unless these audits establish that the institution has properly administered OSAP. The institution can only administer CSL funds, and cannot administer OSLP funds, until it has gained full eligibility. Once an institution has gained OSAP eligibility, the institution must advise OMET before it takes any material action that may result in its failure or inability to meet any rules, regulations or requirements related to OSAP. All of the Company's Canadian campuses are fully eligible to administer CSL and OSLP Funds.

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

   The PVSA provides that a ''registration'' is not transferable. However, the Private Vocational Schools Unit of OMET takes the position that a purchase of shares of a private vocational school does not invalidate the school's registration under the PVSA. The Company does not believe that the Offering will invalidate the registration of PrimeTech.

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

ITEM 2. PROPERTIES

   Our corporate headquarters are located in Chicago, Illinois, and our 18 campuses are located in the United States and one Canadian province. Each campus contains teaching facilities, including modern classrooms. Admissions and administrative offices are also located at each campus.

   We lease all of our facilities, except the primary University of Sarasota facility in Sarasota, Florida, and Western State University in Fullerton, California, which we own. As of August 31, 2001 we owned approximately 128,295 square feet and leased approximately 375,000 square feet. The leases have remaining terms ranging from two years to nine years.

   We actively monitor facility capacity in light of our current utilization and projected enrollment growth. We believe that our schools can acquire any necessary additional capacity on reasonably acceptable terms. We devote capital resources to facility improvements and expansions as necessary.

   The following table sets forth certain information as of August 31, 2001 with respect to the principal properties of the Company and its subsidiaries. The Company believes that its facilities are in substantial compliance with applicable environmental laws and with the Americans With Disabilities Act.

                                                                  Square
                             Campus                               Footage
                             ------                               -------
American Schools of Professional Psychology
Illinois School of Professional Psychology/Chicago............... 31,726
Illinois School of Professional Psychology/Chicago Northwest..... 10,469
Minnesota School of Professional Psychology...................... 10,442
Georgia School of Professional Psychology........................ 13,274
American School of Professional Psychology/Virginia.............. 13,437
American School of Professional Psychology/Hawaii................ 13,352
Arizona School of Professional Psychology........................ 13,399
Florida School of Professional Psychology........................  6,632
American School of Professional Psychology/San Francisco Bay Area 10,226
Washington School of Professional Psychology..................... 10,273

University of Sarasota
University of Sarasota/Honore Campus............................. 22,903
University of Sarasota/Tampa Campus..............................  6,632
University of Sarasota/Orange Campus............................. 10,829

Medical Institute of Minnesota................................... 57,316

PrimeTech Institute
PrimeTech Institute/City Campus..................................  9,199
PrimeTech Institute/Scarborough.................................. 13,289

Ventura..........................................................  9,040

John Marshall Law School......................................... 49,215

Western State University College of Law.......................... 86,295

The Connecting Link..............................................  4,400

ITEM 3. LEGAL PROCEEDINGS

   The Company is not party to other legal proceedings that it believes would, individually or in the aggregate, have a material adverse effect on its consolidated results of operations or consolidated financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of our security holders during the fourth quarter of 2001.

   On October 31, 2001 the Company held a Special Meeting of Stockholders to consider and vote upon a proposal to approve the Agreement and Plan of Merger dated July 9, 2001 between Argosy Education Group and Education Management Corporation. The proposal of merger was voted on and approved by the stockholders the tabulation of the vote is as follows:

Votes For.... 5,771,888
Votes Against         0
Abstentions..       730

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

                    High    Low
                    ----    ---
1999-2000
   First Quarter.. $ 9.000 $3.531
   Second Quarter. $ 6.125 $4.125
   Third Quarter.. $ 7.500 $4.813
   Fourth Quarter. $ 8.750 $5.188
2000-2001
   First Quarter.. $ 7.438 $5.750
   Second Quarter. $ 7.500 $4.500
   Third Quarter.. $ 7.188 $5.400
   Fourth Quarter. $11.700 $5.950

   The closing price of our Class "A" Common Stock as reported on the National Market on November 9, 2001 was $11.90 per share. As of November 9, 2001, there were 7 holders of record of our Common Stock.

Dividend Policy

   The Company intends to retain future earnings to finance its growth and development and therefore does not anticipate paying any cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Board after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion. Pursuant to restrictive convenants set forth in-the-company's credit agreement the company is limited from declaring or paying dividends in excess-of 25% of consolidated net income in any quarter. In addition, if the Company is required to satisfy DOE financial responsibility standards on a consolidated basis, the Company may need to restrict or withhold payment of dividends or refrain from obtaining dividends or other funds from its subsidiaries in order to meet DOE standards.

ITEM 6. SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

   The following selected historical consolidated financial and other data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere herein and ''Management's Discussion and Analysis of Financial Condition and Results of Operations.'' Our selected statement of operations data set forth below for the five years in the period ended August 31, 2001, and the balance sheet data as of August 31, 2001, 2000, 1999, 1998 and 1997 are derived from our audited consolidated financial statements.

                                                                   Years Ended August 31,
                                                        -------------------------------------------
                                                         2001     2000     1999     1998     1997
                                                        -------  -------  -------  -------  -------
                                                                   (dollars in thousands)
Statement of Operations Data:
Net revenue............................................ $58,170  $44,058  $36,866  $29,352  $20,460
                                                        -------  -------  -------  -------  -------
Operating expenses:
   Cost of education...................................  29,048   20,746   18,489   15,075   10,661
   Selling expenses....................................   6,329    3,837    1,616    1,102      516
   General and administrative expenses.................  22,622   15,107   11,588    9,104    5,432
   Related party general and administrative expense(2).      --       --      668    2,271      993
   Impairment charge related to dispositions...........   1,499       --       --       --       --
                                                        -------  -------  -------  -------  -------
       Total operating expenses........................  59,498   39,690   32,361   27,552   17,602
                                                        -------  -------  -------  -------  -------
Income (loss) from operations..........................  (1,328)   4,368    4,505    1,800    2,858
Loss attributable to John Marshall(5)..................    (872)  (1,925)      --       --       --
Interest income........................................     643      854      695      357      497
Interest expense.......................................    (596)    (300)    (567)    (601)    (107)
Other income (expense), net............................       9      (73)      (6)     (12)     (48)
                                                        -------  -------  -------  -------  -------
Total other income (expense), net......................    (816)  (1,444)     122     (256)     342
Income (loss) before provision for income taxes........  (2,144)   2,924    4,627    1,544    3,200
Provision for income taxes.............................    (452)   1,263       44       29       37
                                                        -------  -------  -------  -------  -------
Net income............................................. $(1,692) $ 1,661  $ 4,583  $ 1,515  $ 3,163
                                                        =======  =======  =======  =======  =======
Basic and diluted (loss) earnings per share............ $ (0.26) $  0.25  $  0.78  $  0.31  $  0.65
                                                        =======  =======  =======  =======  =======
Other Data:
EBITDA(2)..............................................     903  $ 5,922  $ 5,910  $ 2,738  $ 3,296
EBITDA margin(2).......................................     1.6%    13.4%    16.0%     9.3%    16.1%
Cash flows from:
   Operating activities................................ $ 5,352  $ 4,159  $ 3,713  $ 2,582  $ 3,908
   Investing activities................................  (9,447)  (2,822)  (5,938)    (731)  (9,123)
   Financing activities................................   7,855   (2,185)   8,508   (3,348)   5,193
Capital expenditures, net..............................   1,808    1,875    1,889      597      341
Student population(3)..................................   5,700    5,344    4,542    4,514    3,253
Number of campuses(4)..................................      19       17       17       10        8

                                                                      As of August 31,
                                                        -------------------------------------------
                                                         2001     2000     1999     1998     1997
                                                        -------  -------  -------  -------  -------
                                                                   (dollars in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term Investments...... $11,840  $15,899  $15,007  $ 3,843  $ 6,728
Working capital........................................   5,191   13,607   12,817    2,459    4,412
Total assets...........................................  55,709   35,300   34,319   23,475   17,580
Long-term debt (excluding current maturities)..........  14,497    2,604    2,998    5,165    6,354
Shareholders' equity...................................  24,215   26,050   25,604    8,922    7,448

--------
(1) Represents amounts paid to Management Corp., an affiliate of Dr. Markovitz, for services rendered by Dr. Markovitz during the period presented. Dr. Markovitz is the sole shareholder and employee of Management Corp. Prior to the initial public offering, Dr. Markovitz did not receive any compensation for services rendered to the Company, other than through this management fee. Upon completion of the offering, the relationship with Management Corp. was terminated, and Dr. Markovitz has become an employee of the Company. Dr. Markovitz has entered into an employment agreement that provides for an initial annual base salary of $200,000 plus performance-based compensation, which is to be paid in the form of stock options. Although this represents a significant change in the way Dr. Markovitz is compensated for the services he provides to the Company, the nature of the services provided by Dr. Markovitz has not changed.
(2) ''EBITDA'' equals income from operations (which excludes losses attributable to John Marshall prior to 2001 aquisition) plus depreciation and amortization. EBITDA margin is EBITDA as a percentage of net revenue. EBITDA and EBITDA margin are presented because such data is used by certain investors to assess liquidity and ability to generate cash. The Company considers EBITDA to be an indicative measure of the Company's operating performance because EBITDA can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business; however, such information should not be considered as an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity performance measure provided by GAAP. Cash advances to John Marshall and cash expenditures for various long-term assets, interest expense and income taxes that have been and will be incurred are not reflected in the EBITDA presentation and could be material to an investor's understanding of the Company's liquidity and profitability. The Company's method of calculating of EBITDA may not be comparable to that of other companies.
(3) Reflects actual student population as of the beginning of the Fall school year, not including participants in Ventura test preparation programs.
(4) Reflects the total number of campuses operated by the Company as of the end of the period indicated.
(5) Represents losses incurred from September 1, 1999, the date of the management agreement with John Marshall, through March 1, 2001, the date of the acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with the Selected Historical Consolidated Financial Data and the Company's consolidated financial statements and notes thereto appearing elsewhere herein.

Background and Overview

   The Company provides for-profit postgraduate education with a primary focus on doctoral level programs. For the 2000-2001 school year, the Company's schools had approximately 5,700 students enrolled representing 50 states and 20 foreign countries. The Company's schools offer programs in clinical psychology, education, business, allied health professions and information technology and are approved and accredited to offer doctoral, law, master's, bachelor's and associate degrees as well as to award diplomas. Approximately 61% of the Company's students are enrolled in doctoral programs. The Company operates 18 campuses in nine states and the Province of Ontario, Canada.

   The Company's principal sources of revenue are tuition, workshop fees and sales of related study materials. Students attending the Company's schools finance their education through a combination of individual resources (including earnings from full or part-time employment), government-sponsored financial aid and other sources, including family contributions and scholarships provided by the Company. During fiscal 2001, approximately 60 of the Company's net cash receipts were derived indirectly from the Title IV Programs.

   The Company derived approximately 94% and 93% of its net revenue from tuition in fiscal 2001 and fiscal 2000, respectively. Tuition payments are made at the beginning of each term, and the start date for each term varies by school and program. Payment of each term's tuition may be made by cash or financial aid. If a student withdraws from school prior to the completion of the term, the Company refunds a portion of the tuition already paid, based upon the number of classes the student has attended. For students receiving financial aid, the timing of the refunds for withdrawal is based on federal, state and accrediting agency standards. The scholarships that the Company grants to certain students are recorded as a reduction of tuition revenue. Tuition revenue is recognized ratably over the term of each program. Revenue from Ventura workshops is recognized on the date of the workshops. Revenue from sales of related study materials is recognized on the date of shipment.

   The Company's schools charge tuition at varying amounts, depending not only on the particular school, but also upon the type of program and the specific curriculum. Each of the Company's schools typically implements a tuition increase annually. The size of these increases differs from year to year and among campuses and programs. Tuition for the Company's schools as of September 1, 2001 represents an approximate increase of 5.7% over the same date in 2000.

   The Company also generates revenue from workshop materials, textbook sales and property rental. In both fiscal 2001 and fiscal 2000, approximately 6.7% and 7% of the Company's net revenue was derived from these sources.

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

   The related party general and administrative expense represented a management fee paid to MCM Management Corp. Dr. Markovitz is the sole shareholder and employee of MCM Management Corp. Prior to the initial public offering (the "Offering"), Dr. Markovitz did not receive any compensation for services rendered to the Company, other than through the management fee. Upon completion of the Offering, the relationship with MCM Management Corp. was terminated, and Dr. Markovitz has become an employee of the Company. Dr. Markovitz has entered into an employment agreement with the Company that provides for an initial annual base salary of $200,000 plus performance-based compensation, which is to be paid in the form of stock options. Although this represents a significant change in the way Dr. Markovitz is compensated for the services he provides to the Company, the nature of the services provided by Dr. Markovitz has not changed.

   The Company has two business segments: 1) Schools and 2) Test Preparation Materials and Workshops (''Test Preparation''). These segments are managed as separate strategic business units due to the distinct nature of their operations. The Schools Segment, which represents the operations of ASPP, U of S, MIM, Western State, John Marshall Law School, The Connecting Link and PrimeTech, provides programs in psychology, education, business, law, health science professions, network engineering and software programming. All operations of the Schools Segment are located in the United States with the exception of PrimeTech which is located in Canada. The Test Preparation Segment offers courses and materials for post-graduate psychology license examinations in the United States.

EDMC Acquisition

   On July 9, 2001, the Company entered into an Agreement and Plan of Merger with Education Management Corporation ("EDMC") and HAC, Inc., a wholly-owned subsidiary of EDMC, pursuant to which HAC will merge with and into the Company, with the Company continuing as the surviving corporation. In the merger, holders of the Company's common stock will receive $12.00 per share, without interest, for each share of all of the Company's outstanding common stock. EDMC also entered into a Stock Purchase Agreement with Dr. Markovitz providing for the purchase of his shares of Argosy common stock at $12.00 per share, subject to rescission if the merger contemplated by the Merger Agreement is not consummated by December 31, 2001. The purchase of Dr. Markovitz's shares was completed on September 26, 2001.

   On October 31, 2001, a special shareholders meeting was held and the Company announced its shareholders voted in favor of an Agreement and Plan of Merger by and among the Company, EDMC and HAC Inc., a wholly owned subsidiary of Education management. The agreement was approved at a special shareholder meeting.

   There are approximately 6.5 million AEG shares outstanding. The merger is expected to close in December 2001, and is subject to customary conditions, including regulatory approvals of the U.S. Department of Education and other accrediting agencies such as the American Bar Association. At the effective time of the merger, the separate corporate existence of HAC, Inc. will cease and the Company will continue as a wholly-owned subsidiary of Education Management.

Recent Acquisitions

   In April 2000, the Washington School of Professional Psychology (WSPP) gained its regional accreditation from the North Central Association of Colleges and Schools (NCA) and officially became a regionally accredited campus. This was the final step in a purchase agreement for WSPP and resulted in a payment of approximately $100,000 to the former owner.

   On March 1, 2001, the Company acquired Western State, in Fullerton, California pursuant to the terms of the Stock Purchase Agreement dated as of November 14, 2000, between Argosy and Western State. Consideration for the purchase consisted of $9.4 million in cash and the assumption of $3.9 million in debt, purchase price adjustments as provided for in the purchase agreement. This transaction was accounted for as a purchase business combination in accordance with Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and, accordingly, the results of operations of Western State have been included in the Company's financial statements from March 1, 2001. Goodwill in amount $3.2 million was recorded for the amount of the purchase price in excess of the fair value of assets assumed and is being amortized over the estimated useful life of 15 years.

   The acquisition of John Marshall was made through a purchase of the assets of John Marshall on March 1, 2001. The Company exercised its option to purchase all of the operating assets and assumed the liabilities of John Marshall for cash of $0.1 million and net advances of $0.7 million contributed to John Marshall prior to the acquisition. This transaction was accounted for as a purchase business combination in accordance with Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and, accordingly, the results of operations of John Marshall have been included in the Company's financial statements from March 1, 2001. The preliminary purchase price allocation resulted in negative goodwill of $0.1 million. This negative goodwill was subsequently allocated to write down the long-lived assets of John Marshall. As of, and prior to the acquisition, the Company maintained a long-term management arrangement with John Marshall beginning in September 1999. The arrangement included a management agreement, with a 10-year option to purchase John Marshall exercisable at the Company's discretion and a line of credit of $0.6 million between the Company and John Marshall. As of, February 28, 2001 the Company had advanced $0.5 million under the line of credit and approximately $3.6 million in operating cash under the management agreement. These advances, net of John Marshall operating losses operations, were included in other long-term assets. As provided for under the agreement, the Company received a management fee based upon John Marshall's net revenue. The management fee has been eliminated from the consolidated financial statements.

   In 1987, the Georgia Supreme Court mandated that John Marshall obtain American Bar Association ("ABA") accreditation before 2003 in order for John Marshall graduates to take the Georgia Bar Exam. On June 8, 2001, the Georgia Supreme Court handed down an order to extend John Marshall's accreditation through 2008. This extension will continue to allow students to take the state bar exam as the school works toward gaining ABA accreditation. The ABA has to date not granted such accreditation.

   Also on March 1, 2001, the Company acquired all of the outstanding common stock of The Connecting Link, a privately held provider of continuing professional education for kindergarten to grade 12 teachers for a purchase price of approximately $1.8 million in cash. This transaction was accounted for as a purchase business combination in accordance with Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and, accordingly, the results of operations of The Connecting Link have been included in the Company's financial statements from March 1, 2001. Goodwill in the amount $1.9 million was recorded for the amount of the purchase price in excess of the fair value of assets acquired and is being amortized over the estimated useful life of 15 years.

Results of Operations

   The following table summarizes the Company's operating results as a percentage of net revenue for the period indicated:

                                                        Year Ended August 31,
                                                        --------------------
                                                        2001    2000   1999
                                                        -----   -----  -----
   Statement of Operations Data:
   Net revenue......................................... 100.0%  100.0% 100.0%
                                                        -----   -----  -----
   Operating expenses:
      Cost of education................................  49.9    47.0   50.2
      Selling expenses.................................  10.9     8.7    4.4
      General and administrative expenses..............  38.9    34.3   31.4
      Disposal of assets...............................   2.6      --     --
      Related party general and administrative expense.    --      --    1.8
                                                        -----   -----  -----
          Total operating expenses..................... 102.3    90.0   87.8
                                                        -----   -----  -----
   Income (loss) from operations.......................  (2.3)   10.0   12.2
   Interest/other income (expense), net................  (1.4)   (3.3)   0.3
                                                        -----   -----  -----
   Income (loss) before provision for income taxes.....  (3.7)    6.7   12.5
   Provision (benefit) for income taxes................  (0.8)    2.9    0.1
                                                        -----   -----  -----
   Net income..........................................  (2.9)%   3.8%  12.4%
                                                        =====   =====  =====

Year Ended August 31, 2001 Compared to Year Ended August 31, 2000

   Net Revenue. Net revenue increased 32% from $44.1 million in fiscal 2000 to $58.2 million in fiscal 2001. The revenue increase is primarily due to internal growth and tuition increases and increased revenue related to the acquisition of Western State, John Marshall and The Connecting Link on March 1, 2001. The acquisitions of John Marshall, Western State, and Connecting Link contributed $6.3 million of revenue in fiscal 2001.

   Cost of Education. Cost of education increased 39.9% from $20.7 million in fiscal 2000 to $29.0 million in fiscal 2001, due to additional teaching costs to meet the growth in the number of students attending the schools. Cost of education increased by $5.5 million related to the acquisitions of Western State, John Marshall and The Connecting Link on the March 1, 2001. As a percentage of net revenue, cost of education increased slightly from 47.0% in fiscal 2000 to 49.9% in fiscal 2001.

   Selling Expenses. Selling expenses increased 65.0% from $3.8 million in fiscal 2000 to $6.3 million in fiscal 2001. As a percentage of revenue, selling expenses increased from 8.7% to 10.9% primarily due to the addition of admissions representatives and additional advertising at all of the Argosy schools. This is an integral part of the Company's marketing strategy. In addition, an increase of $0.6 million resulted from the acquisitions of Western State, John Marshall, and The Connecting Link on March 1, 2001.

   General and Administrative Expenses. General and Administrative expenses increased 49.8% from $15.1 million in fiscal 2000 to $22.6 million in fiscal 2001 and as a percentage of net revenue increased from 34.3% to 38.9% in fiscal 2001 as compared to fiscal 2000. General and administrative costs increased $2.3 million due to the acquisitions of Western State, John Marshall and The Connecting Link on March 1, 2001. In addition, general and administrative expenses increased approximately $.4 million due to expenses incurred in the Company's merger with EDMC. Also, general and administrative cost increased $0.9 million due to expensing of the warrants issued for general and academic services. On September 1, 2000, the Company entered into a Consulting Agreement with Leeds Equity Associates, LP. This agreement encompasses the performance of Company requested services over the six-month term of the agreement. Payment was represented by a stock purchase warrant providing for the purchase of 200,000 shares of the Company's Class A common stock at a purchase price of $6.48 per share and with a seven year exercise. Finally, the remaining increases in general and administrative expenses for fiscal 2001 were due to additional management payroll costs to support the Company's growth strategy.

   Disposal of Assets. Under the EDMC Merger Agreement, EDMC retained the ability, at their election and upon notice to the Company, to cause the Company to dispose of John Marshall Law School and/or PrimeTech (the "Excluded Operations"). EDMC has so elected. Under the Stock Purchase Agreement, Dr. Markovitz agreed, upon the Company's request, to purchase the Excluded Operations for nominal consideration. The Company has so requested. Dr. Markovitz purchased PrimeTech for $1.00 effective October 31, 2001 and is expected to purchase John Marshall for $1.00 effective November 30, 2001. As a result:

       . the net assets of the Excluded Operations are considered to be impaired,

       . the net assets of the Excluded Operations were adjusted to the purchase price of $1.00 each as of August 31, 2001, and

       . an impairment charge of $1.5 million ($1.0 million for PrimeTech; $0.5 million for John Marshall) was recorded in operations in the fourth quarter of fiscal 2001.

   On a pro forma basis, excluding John Marshall and Primetech which are being disposed of in the first fiscal quarter of 2002, the Company would have reported revenues of $55.8 million for fiscal 2001 up 33% from revenues of $41.9 million for fiscal 2000. The proforma net income for fiscal 2001 would have been $1.9 million as compared to $3.4 million in fiscal 2000.

   Other Expense Net. Other expenses, net decreased from $1.4 million in fiscal 2000 to $0.8 million in fiscal 2001. This decrease in fiscal 2001 was due primarily to equity losses resulting from the Company's investment in John Marshall Law School, which decreased from $1.9 million in fiscal 2000 to $0.9 million in fiscal 2001. As a result of the acquisition of John Marshall, on March 1, 2001, the Company began fully consolidating the operations of John Marshall. Other expense, net, for the year ended August 31, 2001, included losses attributable to John Marshall for the six month period prior to the acquisition, as compared to a full fiscal year of losses during the year ended August 31, 2000. This decrease was partially offset by higher interest expense of $0.4 million related to additional borrowings on the Company's line of credit during 2001.

   Provision (credit) for Income Taxes. The Company recorded an income tax benefit of approximately $0.5 million for fiscal 2001, as compared to a provision of approximately $1.3 million for the prior year. The current year benefit reflects the tax deductions associated with the losses incurred in 2001. The Company's effective income tax rate dropped from 43.2% to 21.1%, due primarily to valuation allowances established for operating and capital loss carryforwards that will be lost in connection with the disposition of John Marshall and PrimeTech and a nondeductible charge associated with the issuance of a stock warrant.

   Net income (loss) decreased, from $1.7 million of net income in fiscal 2000 to a net loss of $1.7 million in fiscal 2001 due to the reasons discussed above.

Year Ended August 31, 2000 Compared to Year Ended August 31, 1999

   Net Revenue. Net revenues increased 19.8% from $36.9 million in fiscal 1999 to $44.1 million in fiscal 2000, primarily due to increased revenue at all schools owned in both fiscal 1999 and 2000. For schools owned by the Company during fiscal 1999, revenue increased by 16.1% primarily due to internal growth. Additional revenue was recognized from tuition increases and the addition of new satellite campus and new programs. Also, the fiscal 1999 totals include revenue from PrimeTech only for the nine months following its acquisition as compared to twelve months of revenues in fiscal 2000.

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

   The following table sets forth unaudited quarterly financial data for the fiscal years ended August 31, 2001 and 2000 and, for the fiscal years, such data expressed as a percentage of the Company's totals with respect to such information for the applicable quarters. The Company believes that this information includes all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of such quarterly information when read in conjunction with the consolidated financial statements included elsewhere herein. The operating results for any quarter are not necessarily indicative of the results for any future period.

                        Fiscal Year Ended August 31, 2001    Fiscal Year Ended August 31, 2000
                       ----------------------------------   ----------------------------------
                       1st Qtr  2nd Qtr  3rd Qtr  4th Qtr   1st Qtr  2nd Qtr  3rd Qtr  4th Qtr
                       -------  -------  -------  -------   -------  -------  -------  -------
                                                      (unaudited)
                                                (dollars in thousands)
Net revenue........... $13,304  $12,527  $16,769  $15,570   $11,614  $10,576  $12,617  $ 9,251
% of fiscal year total    22.9%    21.6%    28.7%    26.8      26.4%    24.0%    28.6%    21.0%
Income from operations $ 1,304  $   950  $ 1,904  $(5,486)  $ 1,587  $ 1,266  $ 2,649  $(1,134)
% of fiscal year total    98.2%    72.2%   143.3%  (413.1)%    36.3%    29.0%    60.7%   (26.0)%
Net income............ $   540  $   111  $ 1,097  $(3,440)  $   936  $   439  $ 1,363  $ 1,077
Earnings per share.... $  0.08  $  0.02  $  0.17  $  0.53   $  0.14  $  0.07  $  0.21  $ (0.17)

Liquidity and Capital Resources

   Since its formation, the Company has financed its operating activities primarily through cash generated from operations. Acquisitions have been financed primarily through debt instruments. Net cash provided by operating activities increased to $5.4 million in the year ended August 31, 2001 as compared to $4.1 million in the year ended August 31, 2000. The Company had working capital of $5.2 million as of August 31, 2001 which was $8.4 million lower than working capital as of August 31, 2000. The decrease in working capital was due to increased deferred revenue and liabilities assumed in the acquisitions of Western State, John Marshall, and The Connecting Link.

   During 1999, the Company entered into a credit agreement with a syndicate of banks ("Credit Agreement"), which provides for revolving credit borrowings of up to $20 million. On July 20, 2001 the credit agreement was amended to provide for borrowings up to $12.5 million and included the amendment of the other terms which are included in the discussion following. Borrowings under the Credit Agreement bear interest at a variable rate equal to (at the Company's option) the principal lender's prime rate as in effect from time to time or the London Inter-Bank Offered Rate plus, in each case, a margin of between 50 and 250 basis points, depending on the type of loan and the Company's ratio of funded debt to EBITDA. The interest rate being charged on amounts outstanding at August 31, 2001 was 7%. In addition, the Credit Agreement provides for an unused commitment fee of 37.5 basis points on commitments available but unused under the Credit Agreement, as well as certain other customary fees. The Credit Agreement provides for a blanket lien on all material assets of the Company and a pledge of the capital stock of all the Company's material subsidiaries, as well as guarantees from all such subsidiaries. The Credit Agreement restricts the Company and its subsidiaries' ability to take certain actions, including incurring additional indebtedness or altering the Company's current method of doing business. The Credit Agreement also contains certain financial covenants and ratios that may have the effect of restricting the Company's ability to take certain actions in light of their impact on the Company's financial condition or results of operations. The Credit Agreement terminates on July 20, 2003. As of August 31, 2001 and August 31, 2000, outstanding borrowings under this Credit Agreement totaled approximately $8,850,000 and $350,000, respectively.

   On March 1, 2001 the Company borrowed $5.0 million on its $12.5 million line of credit with Bank of America which is scheduled to expire on July 20, 2003 and bears interest at a base rate plus an applicable margin. The borrowing is classified as long term. An additional borrowing of $3.5 million was drawn on August 31, 2001 and was repaid in September 2001. On November 15, the outstanding borrowing on the Company's line of credit totaled $5.4 million.

   As of August 31, 2001, the Company was not in compliance with certain financial covenants and ratios required to be maintained by its Credit Agreement. The Company has obtained a waiver form the bank to the credit agreement modifying the financial covenants and ratios to allow the Company to maintain compliance under its credit agreement.

   Capital expenditures were $1.8 million in both fiscal 2000 and fiscal 2001. The Company continues to invest in upgrading school equipment and facilities and enhancing the capabilities of the Company's computer system. Capital expenditures are expected to continue to increase as the student population increases and the Company continues to upgrade and expand current facilities and equipment. The Company has no other commitments for material capital expenditures.

Operating Cash Flow

   The Company's cash flow from operation increased $1.2 million in fiscal 2001 to $5.4 million from $4.2 million in fiscal 2000. The increase was primarily due to increase in depreciation and amortization expense and changes in other current assets and liabilities.

   The Company's cash flow from operations on a long-term basis is dependent on the receipt of funds from the Title IV Programs. For fiscal 2001, the Company's U.S. institutions derived approximately 52% to 72% of their net revenue (on a cash basis) from the Title IV Programs. The HEA and its implementing regulations establish specific standards of financial responsibility, administrative capability and other requirements that must be satisfied in order to qualify for participation in the Title IV Programs.

   The DOE requires that Title IV Program funds collected by an institution for unbilled tuition be kept in separate cash or cash equivalent accounts until the students are billed for the portion of their program related to these Title IV Program funds. In addition, all funds transferred to the Company through electronic funds transfer programs are held in a separate cash account until certain conditions are satisfied. As of August 31, 2001, the Company held an immaterial amount of funds in these separate accounts. The restrictions on any cash held in these accounts have not significantly affected the Company's ability to fund daily operations.

   The Company adopted a repurchase program for the Company's Class A Common Stock of up to 500,000 shares. Shares of Class A Common Stock may be purchased by the Company from time to time through open market purchases and private purchases, as available. Under this program, the Company has repurchased 482,000 shares as of August 31, 2001 at a total cost of approximately $2,131,000.

Recent Accounting Pronouncements

   On December 3, 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. The SAB outlines basic criteria that must be met before registrants may recognize revenue, including persuasive evidence of the existence of an arrangement, the delivery of products or services, a fixed and determinable sales price, and reasonable assurance of collection. Through August 31, 2000, the Company has recognized application, technology and registration fees as revenue upon receipt. Prior to the release of SAB 101, the Company's revenue recognition policy was in compliance with generally accepted accounting principles. The Company reviewed its revenue recognition policy related to the revenue for application, registration, and technology fees and determined that revenue generated from these fees is diminimus and that the cost to the administer the services related to these fees approximates the related revenue. As a result the company continues to recognize the revenue generated from these fees upon receipt.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities." The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value, and was effective for the Company on September 1, 2000. The Company did not hold derivative instruments or participate in hedging activities during the fiscal year ended August 31, 2001. Therefore, the adoption of FAS 133 had no effect on the operating results or financial position of the Company for the year ended August 31, 2001.

   In June 2001, Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations," was issued. The statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB statement No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises." The statement requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. SFAS 141 is effective July 1, 2001. The Company's adoption of SFAS 141 will not have a material impact on the Company's financial position or results of operations.

   In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 addresses how intangible assets that are acquired in an acquisition should be recognized and, if necessary, amortized. It also requires that goodwill and intangible assets that have indefinite useful lives not be amortized, but rather tested at least annually for impairment using a fair-value-based test, and intangible assets that have definitive useful lives be amortized over their useful lives. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. The Company must adopt SFAS No. 142 in fiscal year 2003 with early adoption permitted in fiscal year 2002. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142, if any, are to be reported as a cumulative effect of a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the provisions of SFAS No. 142. The Company is in the process of determining the full impact that adoption will have on the consolidated financial statements as well as determining when to adopt. Goodwill amortization under the provision of SFAS No. 142, will no longer be recorded in the Company's results of operations upon adoption of the new standard. During fiscal 2001, the Company recorded $0.5 million of amortization expense related to intangible assets affected by this pronouncement.

   In September, 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard revises the measurement of and accounting for impairment of long-lived assets. This statement is required for fiscal years beginning after December 15, 2001. This statement will not have a material effect on the financial positions or results of operations of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of its investments. The Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The Company has debt with fixed annual rates of interest ranging from 7% to 9% totaling $6.6 million at August 31, 2001. In addition, the Company has outstanding debt borrowed on its line of credit totaling $8.9 million at August 31, 2001 with an interest rate of 7%. The Company estimates that the fair value of each of its debt instruments approximated its book value on August 31, 2001.

   The Company is subject to fluctuations in the value of the Canadian dollar vis-a-vis the U.S. dollar. On October 31, 2001 the Company disposed of its Canadian operations and therefore currently has no interest foreign currency fluctuation exposure.

   From time to time, the Company invests excess cash in marketable securities. These investments principally consist of U.S. Treasury notes, corporate bonds, short-term commercial paper and money market accounts, the fair value of which approximated current market rates at August 31, 2001.

Inflation

   The Company has historically implemented tuition increases each year at or above the rate of inflation. Average tuition increases at the Company's schools for fiscal 2001, 2000 and 1999 were 5.7%, 5.1% and 5.2%, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The consolidated balance sheets are as of August 31, 2001 and 2000 and the consolidated statements of operations, shareholders' equity and cash flows are for each of the years ended August 31, 2001, 2000 and 1999:

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

      Consolidated Statements of Cash Flows, page F-4.

      Consolidated Statements of Shareholders' Equity, page F-5.

      Notes to Consolidated Financial Statements, page F-7.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 11. EXECUTIVE COMPENSATION

   The information in response to this item is incorporated by reference from the section of the 2001 Special Meeting Proxy Statement--Merger Proposal captioned ''EXECUTIVE COMPENSATION AND CERTAIN TRANSACTIONS.''

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information in response to this item is incorporated by reference from the section of the 2001 Special Meeting Proxy Statement--Merger Proposal captioned ''SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS.''

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information in response to this item is incorporated by reference from the sections of the 2001 Special Meeting Proxy Statement--Merger Proposal 2001 captioned ''EXECUTIVE COMPENSATION AND CERTAIN TRANSACTIONS'' and
''COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.''

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this Form 10-K or incorporated by reference as set forth below:

                                                                                             Page
                                                                                             ----
1 and 2. Financial Statements of Argosy Education Group, Inc. and subsidiaries

   Report of Independent Public Accountants................................................. F-1

   Consolidated Balance Sheets as of August 31, 2001 and 2000............................... F-2

   Consolidated Statements of Operations for the years ended August 31, 2001, 2000 and 1999. F-3

   Consolidated Statements of Cash Flows for the years ended August 31, 2001, 2000 and
     1999................................................................................... F-4

   Consolidated Statements of Shareholders' Equity for the years ended August 31, 2001,
     2000 and 1999.......................................................................... F-5

   Notes to Consolidated Financial Statements............................................... F-7

3. Exhibits:

 2.1 Merger Agreement dated July 9, 2001 between Education Management Corporation and Argosy
     Education Group.*

 2.2 Stock Purchase Agreement between Michael Markovitz and Education Management Corporation.*

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

10.30 Management Agreement between Argosy Education Group, Inc. and John Marshall Law School of
      Georgia.*

10.31 Consulting Agreement, dated September 1, 2000, between the Company and Leeds Equity Associates,
      L.P.*

10.32 Registration Agreement, dated September 1, 2000, between the Company and Leeds Equity
      Associates, L.P.*

10.33 Stock Purchase Warrant, dated September 1, 2000, between the Company and Leeds Equity
      Associates, L.P.*

10.34 Purchase and Sale Agreement dated November 14, 2000 between Western State University and the
      Company*

 21.1 List of Subsidiaries of Argosy Education Group, Inc.

 23.1 Consent of Arthur Andersen LLP with respect to financial statements of Argosy Education Group, Inc.

--------
* Filed previously.

   (b) Reports on Form 8-K.

   During the last quarter of the period covered by this Form 10-K, the Company did not file any current reports on Form 8-K.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 27, 2001.

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
            Signature                   Title                  Date
            ---------                   -----                  ----

         /s/ JAMES OTTEN      President                  November 27, 2001
     ------------------------
           James Otten

     /s/ MICHAEL C. MARKOVITZ Chairman of the Board      November 27, 2001
     ------------------------
       Michael C. Markovitz

     /s/ CHARLES T. GRADOWSKi Chief Financial Officer    November 27, 2001
     ------------------------   (Principal Financial and
       Charles T. Gradowski     Accounting Officer)

        /s/ KAREN M. KNAB     Director                   November 27, 2001
     ------------------------
          Karen M. Knab

        /s/ JEFFREY LEEDS     Director                   November 27, 2001
     ------------------------
          Jeffrey Leeds

      /s/ MICHAEL W. MERCER   Director                   November 27, 2001
     ------------------------
        Michael W. Mercer

     /s/ HAROLD J. O'DONNELL  Director                   November 27, 2001
     ------------------------
       Harold J. O'Donnell

       /s/ KALMAN K. SHINER   Director                   November 27, 2001
     ------------------------
         Kalman K. Shiner

      /s/ LESLIE M. SIMMONS   Director                   November 27, 2001
     ------------------------
        Leslie M. Simmons

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Argosy Education Group, Inc.:

   We have audited the accompanying consolidated balance sheets of ARGOSY EDUCATION GROUP, INC. (an Illinois corporation) AND SUBSIDIARIES as of August 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended August 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Argosy Education Group, Inc. and Subsidiaries as of August 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2001 in conformity with accounting principles generally accepted in the United States.

   Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules included in Footnote 15 to the financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Chicago, Illinois
November 19, 2001

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                                               August 31,
                                                                                            ----------------
                                                                                             2001     2000
                                                                                            -------  -------
                                        ASSETS
Current Assets:
   Cash and cash equivalents............................................................... $11,803  $ 8,112
   Short-term investments..................................................................      37    7,787
   Receivables--
       Students, net of allowance for doubtful accounts of $712 and $311 at August 31,
         2001 and 2000, respectively.......................................................   3,295    2,178
       Other...............................................................................     361      507
   Due from related entity.................................................................      --       49
   Prepaid taxes...........................................................................   2,117      215
   Prepaid expenses and other current assets...............................................     401      409
   Deferred tax assets.....................................................................   1,143      286
                                                                                            -------  -------
          Total current assets.............................................................  19,157   19,543
                                                                                            -------  -------
                                                                                            -------  -------
Property and equipment, net................................................................  22,387    6,307
                                                                                            -------  -------
Other assets:
   Non-current investments.................................................................   2,505      200
   Deposits and other long term assets.....................................................     926      159
   Deferred tax assets.....................................................................      --    1,680
   Advances to John Marshall...............................................................      --      724
   Intangibles, net........................................................................  10,734    6,687
                                                                                            -------  -------
          Total other assets...............................................................  14,165    9,450
                                                                                            -------  -------
          Total assets..................................................................... $55,709  $35,300
                                                                                            =======  =======
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt.................................................... $   738  $   796
   Accounts payable........................................................................   1,933    1,162
   Accrued payroll and related expenses....................................................   2,415      634
   Accrued expenses........................................................................   1,940      584
   Deferred revenue........................................................................   6,940    2,760
                                                                                            -------  -------
          Total current liabilities........................................................  13,966    5,936
                                                                                            -------  -------
Long-term debt, less current maturities....................................................  14,497    2,604
Deferred rent..............................................................................     997      710
Deferred taxes.............................................................................   2,034       --
Commitments and contingencies..............................................................
Shareholders' equity:
   Class A common stock--30,000,000 shares authorized, $.01 par value, 2,076,449 and
     2,059,417 issued and outstanding at August 31, 2001 and 2000, respectively............      21       21
   Class B common stock--10,000,000 shares authorized, $.01 par value, 4,900,000
     shares issued and outstanding at August 31, 2001 and 2000, respectively...............      49       49
   Stock warrants..........................................................................     860       --
   Additional paid-in capital..............................................................  25,230   25,131
   Accumulated other comprehensive income..................................................      --    1,102
   Purchase price in excess of predecessor carry over basis................................    (720)    (720)
   Treasury stock (482,000 shares of Class A common stock at August 31, 2001 and
     2000).................................................................................  (2,131)  (2,131)
   Retained earnings.......................................................................     906    2,598
                                                                                            -------  -------
          Total shareholders' equity.......................................................  24,215   26,050
                                                                                            -------  -------
          Total liabilities and shareholders' equity....................................... $55,709  $35,300
                                                                                            =======  =======

 The accompanying notes are an integral part of these consolidated statements

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS
                            (Dollars in thousands)

                                                                               Years Ended August 31,
                                                                             -------------------------
                                                                              2001     2000     1999
                                                                             -------  -------  -------
Net Revenue................................................................. $58,170  $44,058  $36,866
Operating expenses:
   Cost of education........................................................  29,048   20,746   18,489
   Selling expenses.........................................................   6,329    3,837    1,616
   General and administrative expenses......................................  22,622   15,107   11,588
   Impairment charge related to business dispositions.......................   1,499       --       --
   Related party general and administrative expense.........................      --       --      668
                                                                             -------  -------  -------
       Total operating expenses.............................................  59,498   39,690   32,361
                                                                             -------  -------  -------
       Income (loss) from operations........................................  (1,328)   4,368    4,505
                                                                             -------  -------  -------
Other income (expense):
   Losses attributable to John Marshall.....................................    (872)  (1,925)      --
   Interest income..........................................................     643      854      695
   Interest expense.........................................................    (596)    (300)    (567)
   Other income (expense), net..............................................       9      (73)      (6)
                                                                             -------  -------  -------
       Total other income (expense), net....................................    (816)  (1,444)     122
                                                                             -------  -------  -------
       Income (loss) before provision for income taxes......................  (2,144)   2,924    4,627
Income Taxes:
   Income tax provision on C corporation income subsequent to March 8, 1999.    (452)   1,263      746
   Income tax provision on S corporation income prior to March 8, 1999......      --       --       62
   Deferred income taxes recorded in conjunction with termination of S
     corporation election on March 8, 1999..................................      --       --     (764)
                                                                             -------  -------  -------
       Total income taxes...................................................    (452)   1,263       44
                                                                             -------  -------  -------
Net income (loss)........................................................... $(1,692) $ 1,661  $ 4,583
                                                                             -------  -------  -------
Earnings (loss) per share:
   Basic.................................................................... $ (0.26) $  0.25  $  0.78
                                                                             -------  -------  -------
   Weighted average shares outstanding--basic...............................   6,483    6,529    5,870
                                                                             =======  =======  =======
   Diluted.................................................................. $ (0.26) $  0.25  $  0.78
                                                                             =======  =======  =======
   Weighted average shares outstanding--diluted.............................   6,483    6,530    5,870
                                                                             =======  =======  =======

 The accompanying notes are an integral part of these consolidated statements

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                                         Years Ended August 31,
                                                                                      ---------------------------
                                                                                        2001     2000      1999
                                                                                      --------  -------  --------
Cash flows from operating activities:
  Net income(loss)................................................................... $ (1,692) $ 1,661  $  4,583
  Adjustments to reconcile net income to net cash provided by operating activities--
   Depreciation and amortization.....................................................    2,231    1,554     1,405
   Deferred taxes....................................................................     (378)  (1,124)     (842)
   Losses attributable to John Marshall..............................................      872    1,925        --
   Issuance of stock performance grants..............................................       --      232        --
   Issuance of stock warrants........................................................      860       --        --
   Impairment charge related to business dispositions................................    1,499       --        --
   Changes in operating assets and liabilities, net of acquired businesses--
    Receivables, net.................................................................       17   (1,092)     (579)
    Inventories......................................................................       12      (15)       94
    Prepaid expenses.................................................................     (135)     392      (438)
    Deposits.........................................................................     (106)       7        72
    Accounts payable.................................................................      870       53      (215)
    Accrued payroll and related expenses.............................................      712       87      (281)
    Accrued expenses.................................................................   (1,235)     167      (367)
    Deferred revenue.................................................................    1,504      212       151
    Deferred rent....................................................................      321      100       130
                                                                                      --------  -------  --------
      Net cash provided by operating activities......................................    5,352    4,159     3,713
                                                                                      --------  -------  --------
Cash flows from investing activities:
  Purchase of property and equipment, net............................................   (1,808)  (1,875)   (1,889)
  Sale (purchase) of investments, net................................................    4,333    1,449    (3,363)
  Business acquisitions, net of cash acquired........................................  (11,013)    (247)     (186)
  Advances to John Marshall..........................................................     (959)  (2,149)     (500)
                                                                                      --------  -------  --------
      Net cash used in investing activities..........................................   (9,447)  (2,822)   (5,938)
                                                                                      --------  -------  --------
Cash flows from financing activities:
  Issuance of common stock...........................................................       99       29    26,040
  Offering costs.....................................................................       --       --    (1,149)
  Purchase of treasury stock.........................................................       --   (2,131)       --
  Proceeds from issuance of long-term debt...........................................    8,500      380       150
  Payments of long-term debt.........................................................     (744)    (463)   (5,385)
  Borrowings from (payments to) related entities, net................................       --       --        57
  Shareholder distributions..........................................................       --       --   (14,215)
  Shareholder note receivable........................................................       --       --     3,278
  Payments to former owners of acquired businesses...................................       --       --      (268)
                                                                                      --------  -------  --------
      Net cash provided by (used in) financing activities............................    7,855   (2,185)    8,508
                                                                                      --------  -------  --------
Effective exchange rate changes on cash..............................................      (67)     (20)      (15)
                                                                                      --------  -------  --------
Net increase (decrease) in cash and cash equivalents.................................    3,691     (868)    6,268
Cash and cash equivalents, beginning of year.........................................    8,112    8,980     2,712
                                                                                      --------  -------  --------
Cash and cash equivalents, end of year...............................................   11,803    8,112     8,980
                                                                                      --------  -------  --------
Supplemental disclosures of cash flow information:
  Cash paid for--
   Interest.......................................................................... $    653  $   297  $    584
   Taxes.............................................................................    1,861    1,989     1,524
                                                                                      ========  =======  ========
Supplemental disclosure of non-cash investing and financing activities:
  Acquisitions of various schools and businesses--
   Fair value of assets acquired..................................................... $ 12,038  $   100  $  1,561
   Net cash used in acquisitions.....................................................  (11,013)    (247)     (186)
                                                                                      --------  -------  --------
      Liabilities assumed or incurred................................................ $  1,025  $  (147) $  1,375
                                                                                      ========  =======  ========

Supplemental disclosure of non-cash shareholder activities:

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

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (Dollars in thousands)

                                                      Class A            Class B
                                                    Common Stock       Common Stock
                                                  $.01 par value,    $.01 par value,
                                                 30,000,000 shares  10,000,000 shares
                                                     authorized         authorized
                                                 ------------------ ------------------          Additional
                                   Comprehensive   Shares             Shares            Stock    Paid-in
                                      Income     Outstanding Amount Outstanding Amount Warrants  Capital
                                   ------------- ----------- ------ ----------- ------ -------- ----------
BALANCE, August 31, 1998..........                     --      --      4,900     $49      --     $ 6,456
Net income........................    $ 4,583          --      --         --      --      --          --
Unrealized gain on investments....        445          --      --         --      --      --          --
                                      -------
Comprehensive income..............    $ 5,028
                                      =======
Shareholder distribution..........                     --      --         --      --      --      (6,456)
Issuance of stock.................                  2,000     $20         --      --      --      24,871
                                                    -----     ---      -----     ---     ---     -------
BALANCE, August 31, 1999..........                  2,000      20      4,900      49      --      24,871
                                                    -----     ---      -----     ---     ---     -------
Net income........................    $ 1,661          --      --         --      --      --          --
Foreign translation adjustment....         (9)         --      --         --      --      --          --
Unrealized gain on investments....        664          --      --         --      --      --          --
                                      -------
Comprehensive income..............    $ 2,316
                                      =======
Purchase of treasury stock........                     --      --         --      --      --          --
Issuance of class A common stock
 for stock performance grants.....                     51       1         --      --      --         231
Issuance of class A common stock
 under employee stock purchase
 plan.............................                      8      --         --      --                  29
                                                    -----     ---      -----     ---     ---     -------
BALANCE, August 31, 2000..........                  2,059      21      4,900      49      --      25,131
Net loss..........................    $(1,692)         --      --         --      --      --          --
Foreign translation adjustment....        (64)         --      --         --      --      --          --
Unrealized loss on investments....     (1,118)         --      --         --      --      --          --
                                      -------
Comprehensive loss................    $(2,874)
                                      =======
Issuance of stock warrants........                     --      --         --      --     860          --
Issuance of class A common stock
 for stock performance grants.....                      9      --         --      --      --          60
Issuance of class A common stock
 under employee stock purchase
 plan.............................                      8      --         --      --      --          39
Elimination of foreign translation
 adjustment due to planned sale
 of PrimeTech.....................                     --      --         --      --      --          --
                                                    -----     ---      -----     ---     ---     -------
BALANCE, August 31, 2001..........                  2,076     $21      4,900     $49     860     $25,230
                                                    =====     ===      =====     ===     ===     =======

 The accompanying notes are an integral part of these consolidated statements.

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

                            (Dollars in thousands)




                                                                     Purchase
                                                                     Price in
                                                       Accumulated   Excess of    Treasury Stock
                                                          Other     Predecessor -----------------               Total
                                                      Comprehensive  Carryover   Shares            Retained Shareholders'
                                                         Income        Basis    Purchased Amount   Earnings    Equity
                                                      ------------- ----------- --------- -------  -------- -------------
BALANCE, August 31, 1998.............................    $     2       $(720)       --    $    --  $ 3,135    $  8,922
Net income...........................................         --          --        --         --    4,583       4,583
Unrealized gain on investments.......................        445          --        --         --       --         445
Comprehensive income.................................
Shareholder distribution.............................         --          --        --         --   (6,781)    (13,237)
Issuance of stock....................................         --          --        --         --       --      24,891
                                                         -------       -----      ----    -------  -------    --------
BALANCE, August 31, 1999.............................        447        (720)       --         --      937      25,604
                                                         -------       -----      ----    -------  -------    --------
Net income...........................................         --          --        --         --    1,661       1,661
Foreign translation adjustment.......................         (9)         --        --         --       --          (9)
Unrealized gain on investments.......................        664          --        --         --       --         664
Comprehensive income.................................
Purchase of treasury stock...........................         --          --       482     (2,131)      --      (2,131)
Issuance of class A common stock for stock
 performance grants..................................         --          --        --         --       --         232
Issuance of class A common stock under
 employee stock purchase plan........................         --          --        --         --       --          29
                                                         -------       -----      ----    -------  -------    --------
BALANCE, August 31, 2000.............................      1,102        (720)      482     (2,131)   2,598      26,050
Net loss.............................................                                               (1,692)     (1,692)
Foreign translation adjustment.......................        (64)         --        --         --       --         (64)
Unrealized loss on investments.......................     (1,118)         --        --         --       --      (1,118)
Comprehensive loss...................................                                                               --
Issuance of stock warrants...........................         --          --        --         --       --         860
Issuance of class A common stock for stock
 performance grants..................................         --          --        --         --       --          60
Issuance of class A common stock under
 employee stock purchase plan........................         --          --        --         --       --          39
Elimination of foreign translation adjustment due
 to planned sale of PrimeTech........................         80          --        --         --       --          80
                                                         -------       -----      ----    -------  -------    --------
BALANCE, August 31, 2001.............................    $    --       $(720)     $482    $(2,131) $   906    $ 24,215
                                                         =======       =====      ====    =======  =======    ========

 The accompanying notes are an integral part of these consolidated statements.

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        AUGUST 31, 2001, 2000 AND 1999

1. Description of the Business and Basis of Presentation

   The consolidated financial statements of Argosy Education Group, Inc. (formerly known as American Schools of Professional Psychology, Inc. ("ASPP")) (the "Company") include the accounts of the Company and its wholly-owned subsidiaries, University of Sarasota, Inc. ("U of S"), Argosy International, Inc. ("Ventura"), the Medical Institutes of America, Inc. ("MIA") and PrimeTech Canada Inc., ("PrimeTech"), The Connecting Link ("TCL"), Western State University College of Law ("WSU"), and John Marshall Law School ("JMLS"). Prior to being subsidiaries of the Company, the companies, other than PrimeTech, were separate entities owned by the same shareholder and John Marshall was a not-for profit organization. Through various transactions, these companies were contributed by the shareholder to the Company. On November 30, 1998, the Company acquired 100% of the outstanding stock of PrimeTech. The Company continues to conduct business under its historical name, ASPP.

   The Company provides programs in psychology, education, business, law, allied health professions, network engineering and software programming and offers courses and materials for post-graduate psychology license examinations in the United States. The Company operates through four business units and is approved and accredited to offer doctoral, master's, bachelor's and associate degrees as well as to award diplomas and non degree certificates through 17 campuses in nine states and Ontario, Canada.

   The contribution by the shareholder of businesses under common control and, as described in Note 3, the Company's purchase of MCM University Plaza, Inc.'s stock from its shareholder have been accounted for in a manner similar to a pooling of interests.

   On March 8, 1999, the Company completed an initial public offering of Common Stock (the "Offering"). Prior to the Offering, the Company had one class of common stock outstanding. In connection with the Offering, the Company's existing common stock underwent an approximate 2,941-for-one stock split which was then converted into 4,900,000 shares of Class B Common Stock. The Company authorized 30,000,000 shares of Class A Common Stock. The effect of the stock split has been retroactively reflected for all periods presented in the accompanying consolidated financial statements. The Company also authorized 5,000,000 shares of its Preferred Stock. There was no Preferred Stock issued or outstanding as of August 31, 2001 and 2000.

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

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

  Advances to John Marshall

   On March 1, 2001, the Company exercised its option to purchase all of the operating assets and assumed the liabilities of John Marshall Law School ("John Marshall") for cash of $0.1 million and net advances of $0.7 million contributed to John Marshall before the acquisition (Note 3). Prior to the Company's acquisition of John Marshall, the Company accounted for the advances it made to John Marshall, under the equity method of accounting. For the year ended August 31, 2001 and August 31, 2000, losses of John Marshall, excluding intercompany transactions (Note 11), of approximately $0.9 million and $1.9 million have been included as other expenses in the Company's statement of operations. These losses have been reflected as a reduction in the cash advances made to John Marshall.

  Concentration of Credit Risk

   The Company extends unsecured credit for tuition to a significant portion of the students who are in attendance at its schools. A substantial portion of credit extended to students is repaid through the students' participation in various federally funded financial aid programs under Title IV of the Higher Education Act of 1965, as amended (the "Title IV Programs"). The following table presents the amount and percentage of the Company's cash receipts collected from the Title IV Programs for the years ended August 31, 2001, 2000 and 1999 (dollars in thousands). Such amounts were determined based upon each U.S. institution's cash receipts for the twelve-month period ended August 31, pursuant to the regulations of the United States Department of Education ("DOE") at 34 C.F.R. (S) 600.5:

                                                              For the Years Ended August 31,
                                                              -----------------------------
                                                                2001         2000     1999
                                                               -------     -------  -------
Total Title IV funding....................................... $37,608      $20,898  $16,823
Total cash receipts.......................................... $55,977      $37,673  $31,937
                                                               -------     -------  -------
Total Title IV funding as a percentage of total cash receipts      67%          55%      53%
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

  Restricted Cash

   Cash recieved from the U.S. Government under various student aid grant and loan programs is considered to be restricted. Restricted cash is held in separate bank accounts and does not become available for general use by the Company until the financial aid is credited to the accounts of students and the cash is transferred to an operating account. Restricted cash is not included in the accounts of the Company and was immaterial at August 31, 2001 and 2000.

  Investments

   The Company invests excess cash in investments consisting primarily of equity securities, corporate bonds (maturing in less than one month), municipal bonds (maturing from three to 30 years) and U.S. Government treasury notes (maturing from one to 17 months). The investments are considered available for sale, stated at their fair market value and classified based upon their maturity dates.

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

   At August 31, 2001 and 2000, investments consisted of the following (dollars in thousands):

                                              August 31,
                                            --------------
                                             2001   2000
                                            ------ -------
Fair value--
   Equity securities....................... $   -- $ 3,514
   Corporate bonds.........................     --   1,500
   U.S. Government treasury notes..........     --   2,935
   Municipal and provincial bonds..........  2,505
   Term deposits...........................     --      38
                                            ------ -------
       Total investments at fair value.....  2,505   7,987
   Unrealized gain (loss)..................     --  (1,111)
                                            ------ -------
       Total investments at cost...........  2,505 $ 6,876
                                            ====== =======

   Sales and maturities of investments net of purchases totaled $4.3 million for fiscal 2001 sales and maturities of investments provided proceeds of $28.3 million and a net realized gain of $21,000.

  Advertising and Marketing Costs

   Advertising and marketing costs are expensed as incurred and are included in selling expenses in the accompanying consolidated statements of operations.

  Property and Equipment

   Property and equipment are stated at cost. Depreciation and amortization are recognized utilizing both accelerated and straight-line methods. Leasehold improvements are amortized over their estimated useful lives or lease terms, whichever is shorter. Maintenance, repairs and minor renewals and betterments are expensed; major improvements are capitalized. The estimated useful lives and cost basis of property and equipment at August 31, 2001 and 2000, are as follows (dollars in thousands):

                                                  August 31,
                                                ---------------
                                                 2001    2000      Life
                                                ------- ------- ----------
Land........................................... $ 3,677 $   517
Building and improvements......................  13,347   2,307   40 years
Office equipment...............................   1,359   1,390  3-7 years
Furniture and fixtures.........................   1,060     681  5-7 years
Leasehold improvements.........................   1,360   1,106 4-10 years
Computer equipment and software................   3,196   3,007  3-5 years
Instructional equipment and materials..........   3,306   1,103  3-7 years
                                                ------- -------
                                                 27,305  10,111
Less--Accumulated depreciation and amortization   4,918   3,804
                                                ------- -------
                                                $22,387 $ 6,307
                                                ======= =======

   Net book value of assets under capital leases is not significant as of August 31, 2001.

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

  Intangible Assets

   Intangible assets include goodwill, intellectual property and covenants not-to-compete related to business acquisitions and the buyout of a former shareholder. Intangible assets are being amortized on a straight-line basis over their estimated useful lives. At August 31, 2001 and 2000, the cost basis and useful lives of intangible assets consist of the following (dollars in thousands):

                                 August 31,
                               --------------
                                2001    2000     Life
                               ------- ------ -----------
Goodwill...................... $12,114 $7,552 15-40 years
Intellectual property.........     210    776   2-4 years
Covenants not-to-compete......     252    252  5-10 years
                               ------- ------
                                12,576  8,580
Less--Accumulated amortization   1,842  1,893
                               ------- ------
                               $10,734 $6,687
                               ======= ======

   On an ongoing basis, the Company reviews intangible assets and other long-lived assets for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. To date, no such events or changes in circumstances have occurred, other than the planned sale of John Marshall and Primetech (see Note 15). If such events or changes in circumstances occur, the Company will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset (or acquired business) are less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value.

  Revenue Recognition

   Revenue consists primarily of tuition revenue from courses taught at the schools and workshop fees and sales of related materials. Tuition revenue from courses taught is recognized on a straight-line basis over the length the applicable course is taught. Revenue from workshops is recognized on the date of the workshop. If a student withdraws, future revenue is reduced by the amount of refund due to the student. Refunds are calculated in accordance with federal, state and accrediting agency standards. Revenue from rental of the Company's owned facility is recognized on a straight-line basis over the life of the leases. Textbook sales are recorded upon shipment. Revenue from rent, workshop materials, and textbook sales represents less than 6%, 7%, and 10% of the Company's net revenue for the fiscal years ended August 31, 2001, 2000 and 1999, respectively. Revenue is stated net of scholarships and grants given to the students, which totaled approximately $1,233,000 $726,000, and $657,000 for the fiscal years ended August 31, 2001, 2000 and 1999, respectively. Deferred revenue represents the portion of payments received but not earned and is reflected as a current liability in the accompanying consolidated balance sheets as such amount is expected to be earned within the next year.

  SAB 101 Revenue Recognition

   On December 3, 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. The SAB outlines basic criteria that must be met before registrants may recognize revenue, including persuasive evidence of the existence of an arrangement, the delivery of products or services, a fixed and determinable sales price, and reasonable assurance of collection. SAB 101 is effective beginning the first fiscal quarter of the first fiscal year beginning after December 15, 1999. Through August 31, 2000, the Company has recognized application, technology and registration fees as revenue upon receipt. Prior to the release of SAB 101, the Company's revenue recognition policy was in compliance with generally accepted

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES accounting principles. The Company reviewed its revenue recognition policy related to the revenue for application, registration, and technology fees and determined that revenue generated from these fees is diminimus and that the cost of administering the services related to these fees approximates the cost incurred. As a result, the company continues to recognize the revenue generated from these fees upon receipt.


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

  Foreign Currency Translation

   The Company acquired PrimeTech, an entity with operations in Canada, on November 30, 1998. For the years ending August 31, 2001, 2000, and 1999, and revenues and expenses related to these operations have been translated at average exchange rates in effect at the time the underlying transactions occurred. Transaction gains and losses are included in income. Assets and liabilities of this subsidiary have been translated at the year-end exchange rate, with gains and losses resulting from such translation being included in accumulated other comprehensive income.

  Earnings Per Share

   The Company had 478,550, 433,800 and 381,900 shares of its Class A common stock under stock options at August 31, 2001, 2000 and 1999, respectively. In addition, the Company had outstanding stock warrants of 200,000 at August 31, 2001. No shares under stock options were included in the computation of diluted earnings per share for the year ended August 31, 2001 because the Company incurred a loss and common stock equivalents resulting from stock options and warrants are anti-dilutive. Of the stock options outstanding at August 31, 2000, 44,283 shares under option were deemed exercisable under the treasury stock method where the average market price exceeded their exercise price. As a result, 140 net shares were added to the calculation of diluted shares outstanding at August 31, 2000. On the other hand, no shares under stock options were included in the computation of diluted earnings per share for the year ended August 31, 1999 because the exercise price was greater than the average market price of the common shares.

  Comprehensive Income

   As of August 31, 2001 and 2000, accumulated other comprehensive income, net of tax, was zero and $661,000, respectively. The change in other comprehensive income relates to an unrealized holding loss of approximately $600,000 on securities held during the year, an immaterial realized gain on the sale of securities during the year, and the inclusion of the foreign translation adjustment as a component of the impairment loss on the disposal of PrimeTech.

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

  Recent Accounting Pronouncements

   In June 2001, Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations," was issued. The statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB statement No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises." The statement requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. SFAS 141 is effective July 1, 2001. The Company's adoption of SFAS 141 will not have a material impact on the Company's financial position or results of operations.

   In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 addresses how intangible assets that are acquired in an acquisition should be recognized and, if necessary, amortized. It also requires that goodwill and intangible assets that have indefinite useful lives not be amortized, but rather tested at least annually for impairment using a fair-value-based test, and intangible assets that have definitive useful lives be amortized over their useful lives. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. The Company must adopt SFAS No. 142 in fiscal year 2003, with early adoption permitted in fiscal year 2002. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142, if any, are to be reported as a cumulative affect of a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the provisions of SFAS No. 142. The Company is in the process of determining the full impact that adoption will have on the consolidated financial statements as well as determining when to adopt. Goodwill amortization under the provision of SFAS No. 142, will no longer be recorded in the Company's results of operations upon adoption of the new standard. During fiscal 2001, the Company recorded $0.5 million of amortization expense related to intangible assets affected by this pronouncement.

  Derivative Instruments

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities." The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value, and was effective for the Company on September 1, 2000. The Company did not hold derivative instruments or participate in hedging activities during the fiscal year ended August 31, 2001. Therefore, the adoption of FAS 133 had no effect on the operating results or financial position of the Company for the year ended August 31, 2001.

3. Business Acquisitions

  Western State

   On March 1, 2001, the Company completed its acquisition of Western State University College of Law, in Fullerton, California (''Western State'') pursuant to the terms of the Stock Purchase Agreement dated as of November 14, 2000, between Argosy and Western State. Consideration for the purchase consisted of $9.4 million in cash and the assumption of $3.9 million in debt, and certain purchase price adjustments, as provided for in the purchase agreement. This transaction was accounted for as a purchase business combination in accordance with Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and, accordingly, the results of operations of Western State have been included in the Company's financial statements from March 1, 2001.

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

   The purchase price was preliminarily allocated to the following (in thousands):

Fair value of assets acquired and liabilities assumed $6,180
Goodwill.............................................  3,230
                                                      ------
   Total............................................. $9,410
                                                      ======

   The goodwill amount included above is being amortized over the estimated useful life of 15 years.

  John Marshall

   The acquisition of John Marshall was made through a purchase of the assets of John Marshall on March 1, 2001. The Company exercised its option to purchase all of the operating assets and assumed the liabilities of John Marshall Law School for cash of $0.1 million and net advances of $0.7 million contributed to John Marshall before the acquisition. This transaction was accounted for as a purchase business combination in accordance with APB Opinion No. 16, "Business Combinations," and, accordingly, the results of operations of John Marshall have been included in the Company's financial statements from March 1, 2001. The preliminary purchase price allocation resulted in negative goodwill of $0.1 million. This negative goodwill was subsequently allocated to write down the long-lived assets of John Marshall.

   As of September 1, 1999, the Company had entered into an agreement to manage John Marshall. The agreement was for 10 years and included an option to purchase John Marshall which was exercisable at the Company's discretion. In addition, a line of credit of $0.6 million was established between the Company and John Marshall. Prior to the acquisition on March 1, 2001, the Company advanced $0.5 million under the line of credit and approximately $3.1 million to fund operations.

  The Connecting Link

   Also on March 1, 2001, the Company acquired all of the outstanding common stock of The Connecting Link, a privately held provider of continuing professional education for kindergarten to grade 12 teachers for a purchase price of approximately $1.8 million in cash. This transaction was accounted for as a purchase business combination in accordance with APB Opinion No. 16, "Business Combinations," and, accordingly, the results of operations of Connecting Link have been included in the Company's financial statements from March 1, 2001. The acquisition resulted in $1.9 million of goodwill, which is being amortized over the estimated useful life of 15 years.

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

                                   Year ended
                                   August 31,
                                ----------------
                                 2001     2000
                                -------  -------
                                  (unaudited)
                                 (in thousands)
Pro Forma
Revenue........................ $63,454  $57,115
Net income..................... $(1,657) $ 1,167
Diluted (loss) income per share $ (0.26) $ $0.18

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

4. Debt

   Debt of the Company at August 31, 2001 and 2000, consists of the following:

                                                                                        August 31,
                                                                                  ----------------------
                                                                                     2001        2000
                                                                                    -------     ------
                                                                                  (dollars in thousands)
Borrowings under credit agreement expiring July 20, 2003......................... $ 8,850     $  350
Mortgage debt, bearing interest at 9%, requiring monthly principal and interest payments of $18,378 through March 31, 2007 and a final payment of
  $1,830,368 on April 30, 2007, secured by related real estate...................   2,065      2,099
Promissory note with the former owner of AATBS (being operated by the
  Company under the name Ventura), bearing interest at 6.25% quarterly principal and interest payments of $75,000 through October 1, 2002 and a final
  payment of $375,000 on January 1, 2002, secured by the assets of AATBS.........     393        655
Promissory note with the former owner of MIM, bearing interest at 8%, requiring monthly principal and interest payments of $9,426 through May 31, 2001,
  unsecured......................................................................      --         90
Bank note payable, bearing interest at 9%, requiring monthly principal and
  interest payments of $1,462 through May 18, 2008, secured by real estate.......      89         97
Business improvement loans, bearing interest at the prime rate plus 1.5% (10.5%
  at August 31, 2001), requiring monthly principal payments of $4,810 through
  2002...........................................................................      --         50
Promissory note payable, bearing interest at 9.64% with monthly installments of
  principal of $14,815 at August 31, 2001........................................     138         --
Promissory note for real estate, bearing interest at 6.88% with monthly principal
  and interest payments of $26,445 through March 1, 2001.........................   3,635         --
Other............................................................................      65         59
                                                                                  -------      -----
                                                                                   15,235      3,400
Less--Current maturities.........................................................     738        796
                                                                                  -------     ------
                                                                                  $14,497     $2,604
                                                                                  =======     ======

   During 1999, the Company entered into a credit agreement with a syndicate of banks ("Credit Agreement"), which provides for revolving credit borrowings of up to $20 million. On July 20, 2001 the credit agreement was amended to reduce available borrowings to $12.5 million and some of the other terms were amended. Borrowings under the Credit Agreement bear interest at a variable rate equal to (at the Company's option) the principal lender's prime rate as in effect from time to time or the London Inter-Bank Offered Rate plus, in each case, a margin of between 50 and 250 basis points, depending on the type of loan and the Company's ratio of funded debt to EBITDA. The interest rate being charged on amounts outstanding at August 31, 2001 was 8%. In addition, the Credit Agreement provides for an unused commitment fee of 37.5 basis points on commitments available but unused under the Credit Agreement, as well as certain other customary fees. The Credit Agreement provides for a blanket lien on all material assets of the Company and a pledge of the capital stock of all the Company's material subsidiaries, as well as guarantees from all such subsidiaries. The Credit Agreement restricts the Company and its subsidiaries' ability to take certain actions, including incurring additional indebtedness or altering the Company's current method of doing business. The Credit Agreement also contains certain financial covenants and ratios that may have the effect of restricting the Company's ability to take certain actions in light of their impact on the Company's financial condition or results of operations. The Credit Agreement terminates on July 20, 2003. As of August 31, 2001 and August 2000, outstanding borrowings under this Credit Agreement totaled approximately $8,850,000 and $350,000, respectively.

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

   As of August 31, 2001, the Company was not in compliance with certain financial covenants and ratios required to be maintained by the Credit Agreement. The Company has obtained a waiver to the credit agreement from the bank modifying the financial covenants and ratios to allow the Company to maintain compliance under its credit agreement.

   At August 31, 2001, future annual principal payments of long-term debt are as follows (dollars in thousands):

                          August 31--
                          2002............... $   738
                          2003...............   9,421
                          2004...............     372
                          2005...............   2,743
                          2006...............      66
                          2007 and thereafter   1,895
                                              -------
                                              $15,235
                                              =======

5. Income Taxes

   Prior to the initial public offering of the Company's common shares completed on March 8, 1999, the Company included its income and expenses with those of its shareholder for Federal and certain State income tax purposes (an S Corporation election). Accordingly, the consolidated statements of operations for the fiscal year ended August 31, 1999 do not include a provision for Federal income taxes for the period from September 1, 1998 to March 7, 1999. In connection with the Company's initial public offering, the Company terminated its S Corporation election and recorded a deferred income tax asset and corresponding income tax benefit of $764,222, arising from a change in the Company's tax status. Beginning March 8, 1999, the Company provides for deferred income taxes under the asset and liability method of accounting. This method requires the recognition of deferred income taxes based upon the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

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

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

   The provision for income taxes for the years ended August 31, 2001, 2000 and 1999 consists of the following (dollars in thousands):

                                                                         2001    2000    1999
                                                                         -----  -------  -----
Current:
   Federal.............................................................. $(408) $ 1,955  $ 676
   State................................................................   250      432    210
                                                                         -----  -------  -----
       Total current provision..........................................  (158)   2,387    886
Deferred:
   Federal..............................................................  (581)    (601)    51
   State................................................................  (125)    (175)     3
   Foreign..............................................................   412     (348)  (132)
                                                                         -----  -------  -----
       Total deferred benefit...........................................  (294)  (1,124)   (78)
Initial recognition of deferred income tax benefit resulting from change
  in tax status.........................................................    --       --   (764)
                                                                         -----  -------  -----
       Total income tax provision....................................... $(452) $ 1,263  $  44
                                                                         =====  =======  =====

   A reconciliation of the statutory Federal tax rate to the actual effective income tax rate for the years ended August 31, 2001 and 2000, is as follows:

                                                          2001    2000
                                                          -----   ----
        Statutory Federal income tax rate................  34.0%  34.0%
        State income taxes, net of federal benefit.......  (4.0)   4.9%
        Foreign tax rate differences.....................   9.2    1.6%
        Non-deductible stock warrants.................... (13.6)    --
        Non-deductible acquisition costs.................  (3.8)    --
        Impact of business dispositions..................  71.6%    --
        Change in valuation allowance.................... (69.8)%   --
        Non-deductible goodwill and other permanent items  (2.5)%  2.7%
                                                          -----   ----
                                                           21.1%  43.2%
                                                          =====   ====

   The significant components of deferred income tax assets and liabilities as of August 31, 2001 and 2000 are as follows (dollars in thousands):

                                                             2001     2000
                                                            -------  ------
    Deferred income tax assets:
       Canadian Tax net operating loss carryforward........ $ 1,308  $  488
       Capital loss carryforward...........................     189      --
       John Marshall basis difference......................   1,261     902
       Payroll and related benefits........................     741     160
       Allowance for doubtful accounts.....................     400     123
       Deferred rent.......................................     404     279
       Property and equipment basis difference.............      --      97
       Valuation allowance.................................  (1,497)     --
       Other...............................................       1       3
                                                            -------  ------
           Total deferred income tax assets, net...........   2,807   2,052
    Deferred income tax liabilities:
    Property and equipment basis difference................  (3,600)     --
       Other...............................................     (99)    (86)
                                                            -------  ------
           Total net deferred tax assets (liabilities)..... $  (892) $1,966
                                                            =======  ======

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

   The Company has a net operating loss carryforward of approximately $3,000,000 as of August 31, 2001, related to the operating losses of PrimeTech, a Canadian entity. A deferred tax asset of $1,308,000 has been recorded as a result of this net operating loss carryforward. A capital loss of approximately $472,000 is expected as a result of the loss on the sale of PrimeTech and a related deferred tax asset of $189,000 has been recorded. A valuation allowance of $1,497,000 has been recorded against these deferred tax assets as of August 31, 2001, as it is more likely than not that the Company will not be able to benefit from these losses in the future.

6. Shareholders' Equity

   In fiscal 2000, the Company adopted a repurchase program for the Company's Class A Common Stock of up to 500,000 shares. Shares of Class A Common Stock will be purchased by the Company from time to time through open market purchases and private purchase, as available. Under this program, the Company has repurchased 482,000 shares through August 31, 2001, at a total cost of approximately $2,131,000.

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

   Pursuant to the terms of the merger agreement (See Note 14.) all options granted under the Argosy Education Group, Inc. 1999 Stock Incentive Plan to employees and directors will automatically convert at the effective time of the merger into options to receive EDMC common stock in accordance with a conversion formula defined within the merger agreement between the Company and EDMC.

   The following table summarizes stock option activity under the Plan:

                                  August 31, 2001   August 31, 2000  August 31, 1999
                                 ----------------- ----------------- ----------------
                                          Weighted          Weighted         Weighted
                                          Average           Average          Average
                                 Shares    Price   Shares    Price   Shares   Price
                                 -------  -------- -------  -------- ------- --------
Outstanding at beginning of year 433,800   $11.84  381,900   $13.54       --      --
Granted.........................  54,750     7.15   97,500     6.17  381,900  $13.54
Exercised.......................  (8,500)    6.81       --       --       --      --
Canceled........................  (1,500)    5.75  (45,600)   14.00       --      --
                                 -------   ------  -------   ------  -------  ------
Outstanding at end of year...... 478,550   $11.89  433,800   $11.84  381,900  $13.54
                                 =======   ======  =======   ======  =======  ======
Options exercisable at year-end. 364,919   $12.64  301,600   $12.37  163,300  $12.93

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

   The following table summarizes information about stock options outstanding at August 31, 2001:


                               Options Outstanding          Options Exercisable
                               ------------------- --------------------------------------
                                         Weighted-
                                          Average
   Range of     Weighted Avg.            Remaining         Avg. Exercise Weighted-Average
Exercise Prices Exercise Price  Shares     Life    Shares      Price      Remaining Life
--------------- -------------- -------   --------- ------- ------------- ----------------
 $5.375-$7.25       $ 8.39     176,250      8.61   112,619     $9.78           8.41
       $11.70        11.70      10,000     10.00    10,000     11.70          10.00
       $14.00        14.00     292,300      7.55   242,300    $14.00           7.55

   The Company also adopted the Employee Stock Discount Purchase Plan ("Stock Purchase Plan") during 1999. The Stock Purchase Plan allows full-time employees to purchase shares of Class A Common Stock through payroll deductions of up to 10% of gross pay, at a cost per share of 90% of the lowest closing price of the stock on the Nasdaq National Market during the Plan quarter. The Company has reserved 375,000 shares of Class A Common Stock for issuance in connection with the Stock Purchase Plan. Through August 31, 2001, 16,831 shares of Class A Common Stock have been issued under this Plan.

   The weighted average fair value of options issued during 2001, 2000 and 1999 was $4.769, $3.642 and $9.703 and was estimated on the date of grant based on the Black-Scholes option pricing model assuming, among other things, a risk-free interest rate of 5.50% for 2001, 6.02% for 2000 and 5.81% for 1999; no dividend yield; expected volatility of 78% for 2001, 63% for 2000 and 70% for 1999 and an expected life of five years for 2001 and 2000 and 10 years for 1999. Had compensation costs for options been determined in accordance with SFAS 123, the Company's proforma net income (loss) for the years ended August 31, 2001, 2000 and 1999 would have been approximately $(1,848,000), $764,000 and $2,783,000, respectively; and proforma diluted earnings per share would have been $(0.29), $0.12, and $0.47, respectively for the years ended.

   The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years. Furthermore, the compensation cost is dependent on the number of options granted for 2001, which may vary in future periods.

8. Leases

  Facilities and Equipment Leases

   The Company maintains operating leases for its educational and office facilities and for certain office and computer equipment. The facility leases generally require the Company to pay for pro rata increases in property taxes, maintenance and certain operating expenses. Rent expense under operating leases, recognized on a straight-line basis over the term of the lease (excluding property taxes, maintenance and operation costs), totaled, $3,647,000, $3,101,000 and $2,811,000 for the fiscal years ended August 31,
2001, 2000 and 1999, respectively.

  Real Estate Rental Income

   The Company leases certain space of its building owned by MCM University Plaza, Inc. in Sarasota, Florida, to outside parties under noncancellable operating leases.

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

   At August 31, 2001, the approximate future minimum rental income and commitments under operating leases that have initial or remaining noncancellable lease terms in excess of one year are as follows (dollars in thousands):


                                          Real Estate
                                              And       Total
                                 Lease     Sublease   Operating
                              Commitments   Income     Leases
                              ----------- ----------- ---------
For the year ended August 31,
   2002......................   $ 2,473      $(205)    $ 2,268
   2003......................     2,567       (193)      2,374
   2004......................     2,567        (92)      2,475
   2005......................     2,015        (65)      1,950
   2006......................     1,650        (42)      1,608
   2007 and thereafter.......     3,734       (169)      3,565
                                -------      -----     -------
                                $15,006      $(766)    $14,240
                                -------      -----     -------

9. Commitments and Contingencies

  Letters of Credit

   The Company has outstanding irrevocable letters of credit totaling approximately $380,000 as of August 31, 2001, which were primarily issued in connection with leases for office facilities.

  Litigation

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

   If an institution achieves a composite score of at least 1.5, it is financially responsible without further oversight. If an institution achieves a composite score from 1.0 to 1.4, it is in the "zone," is subject to additional monitoring, and may continue to participate as a financially responsible institution for up to three years. Additional monitoring may require the school to (1) notify the DOE, within 10 days of certain changes, such as an adverse accrediting action; (2) file its financial statements earlier than the six-month requirement following

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES the close of the fiscal year and (3) subject the school to a cash monitoring payment method. If an institution achieves a composite score below 1.0, it fails to meet the financial responsibility standards unless it qualifies under the provisions of an alternative standard (i.e., letter of credit equal to 50% of the Title IV program funds expended from the prior fiscal year or equal to at least 10% of the Title IV program funds expended from the prior fiscal year and provisional certification status). The institution may also be placed on the cash monitoring payment method or the reimbursement payment method. Based upon the companies financial statements as of August 31, 2001, the Company believes that on a stand alone bases, the composite score for each of ASPP, UOS and MIM exceeds 1.5 and that the composite score for WSU exceeds 1.0.

   On October 1, 1998, legislation was enacted which reauthorized the student financial assistance programs of the HEA ("1998 Amendments"). The 1998 Amendments continue many of the current requirements for student and institutional participation in the Title IV Programs. The 1998 Amendments also changed or modified some requirements. These changes and modifications include increasing the revenues that an institution may derive from Title IV funds from 85% to 90% and revising the requirements pertaining to the manner in which institutions must calculate refunds to students. The 1998 Amendments also prohibit institutions that are ineligible for participation in Title IV loan programs due to student default rates in excess of applicable thresholds from participating in the Pell Grant program. Other changes expand participating institutions' ability to appeal loss of eligibility owing to such default rates. The 1998 Amendments further permit an institution to avoid the interruption of eligibility for the Title IV Programs upon a change in ownership, which results in a change of control by submitting a materially complete application for decertification of eligibility within 10 business days of such a change of ownership. None of the Company's institutions derives more than 80% of its revenue from Title IV funds and no institution has student loan default rates in excess of current thresholds.

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

   In addition, Western State is provisionally accredited by the American Bar Association ("ABA") and must satisfy the standards of the ABA to become fully accredited. Western State must also respond to certain deficiencies in the school that were identified during the ABA's most recent annual inspection of the school in March 2001. Management does not anticipate that its provisional accreditation will be withdrawn as a result of these deficiencies.

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

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

11. Related-Party Transactions

   Prior to the Offering, a company owned by the majority shareholder and Chairman of the Company provided management services for the Company and its schools. For the year ended August 31, 1999 the Company incurred and paid expenses totaling $667,849 related to such services. Subsequent to the Offering, such services are no longer provided by the affiliated company.

   The Company paid certain administrative and other expenses on behalf of an entity partially owned by the majority shareholder of the Company. The total amount owed to the Company from this entity for such advances was approximately $49,000 at August 31, 2000 and 1999. The affiliated entity paid a management fee to the Company of approximately $72,000 during fiscal 1999. No fees were paid in fiscal year ended August 31, 2000 and 2001. This arrangement was terminated upon the initial public offering in March, 1999.

   As of September 1, 1999, the Company entered into an agreement to manage John Marshall. The agreement was for 10 years and included an option to purchase John Marshall (the purchase option was exercised on March 1, 2001 (see
Note 3). A line of credit of $0.6 million was established between the Company and John Marshall. As of February 28, 2001, the Company advanced $0.5 million under the line of credit and approximately $3.6 million to fund operations. For the year ended August 31, 2001, and 2000, the losses for John Marshall, excluding intercompany transactions, of $0.9 million and $1.9 million, respectively, have been included as other expenses in the Company's statements of operations and have been reflected as a reduction of the advances made to John Marshall.

   On September 1, 2000, the Company entered into a Consulting Agreement with Leeds Equity Associates, L.P. Jeffrey Leeds, a director of the Company, is a partner in Leeds Equity and has a pecuniary interest in such entity. The agreement encompassed the performance of certain services requested by the Company over the six month term of the agreement. Payment is represented by a stock purchase warrant valued at $860,000, providing for the purchase of 200,000 shares of the Company's common stock at a purchase price of $6.48 per share and with a seven year exercise period.

12. Profit-Sharing Plan

   The Company maintains a 401(k) profit-sharing plan that covers full-time employees. Employees can contribute up to 15% of their salary to the plan. Contributions to the plan are made at the discretion of the Board of Directors as well as by employees in lieu of current salary. Contributions by the Company totaled $825,000, $713,000, and $585,000 for the years ended August 31, 2001,
2000 and 1999, respectively.

13. Segment Reporting

   In accordance with, the Statement of Financial Accounting Standards Board SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance.

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

   The Company has two business segments: 1) Schools and 2) Test Preparation Materials and Workshops ("Test Preparation"). These segments are managed as separate strategic business units due to the distinct nature of their operations. The Schools Segment, which represents the operations of ASPP, U of S, MIM and PrimeTech, Western State and The Connecting Link provides programs in psychology, education, business, allied health professions, network engineering and software programming. All operations of the Schools Segment are located in the United States with the exception of PrimeTech, which is located in Canada. The Test Preparation Segment offers courses and materials for post-graduate psychology license examinations in the United States. For the year ended August 31, 2001 an impairment charge of $1.4 million was charged to the operations of the Schools Segment relating to the disposition of John Marshall and PrimeTech (see Note 14 for further discussion).

   The following table presents financial data for the years ended August 31, 2001, 2000 and 1999, for these segments (dollars in thousands):

                              Schools  Test Preparation Consolidated
                              -------  ---------------- ------------
            2001
Revenue...................... $54,485       $3,685         58,170
Income from operations.......  (2,272)         944         (1,328)
Depreciation and amortization   2,067          165          2,231
Interest revenue.............     643           --            643
Interest expense.............     561           35            596
Net income...................  (2,173)         545         (1,692)
Total assets.................  50,014        5,695         55,709
Capital expenditures.........   1,880            9          1,808
Long-lived assets............  29,727        3,393         33,120

            2000
Revenue...................... $40,529       $3,529        $44,058
Income from operations.......   3,331        1,037          4,368
Depreciation and amortization   1,369          185          1,554
Interest revenue.............     854           --            854
Interest expense.............     248           52            300
Net income...................   1,166          495          1,661
Total assets.................  30,242        5,058         35,300
Capital expenditures.........   1,872            3          1,875
Long-lived assets............   9,444        3,550         12,994

            1999
Revenue...................... $33,176       $3,690        $36,866
Income from operations.......   3,469        1,036          4,505
Depreciation and amortization   1,028          377          1,405
Interest revenue.............     695           --            695
Interest expense.............     401          166            567
Net income...................   3,796          787          4,583
Total assets.................  30,233        4,086         34,319
Capital expenditures.........   1,860           29          1,889
Long-lived assets............   8,684        3,732         12,416

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

14. EDMC Acquisition

   On July 9, 2001, the Company entered into an Agreement and Plan of Merger with Education Management Corporation ("EDMC") and HAC, Inc., a wholly-owned subsidiary of EDMC, pursuant to which HAC, Inc. will merge with and into the Company, with the Company continuing as the surviving corporation. In the merger, holders of the Company's common stock will receive $12.00 per share, without interest, for each share of all the Company's outstanding common stock. EDMC also entered into a Stock Purchase Agreement with Dr. Markovitz providing for the purchase of his shares of Argosy common stock at $12.00 per share, subject to rescission if the merger contemplated by the Merger Agreement is not consummated by December 31, 2001. The purchase of Dr. Markovitz's shares was completed on September 26, 2001.

   On October 31, 2001, the Company announced its shareholders voted in favor of the Agreement and Plan of Merger by and among the Company, EDMC and HAC Inc., a wholly-owned subsidiary of EDMC. The agreement was approved at a special shareholder meeting.

   There are approximately 6.5 million AEG shares outstanding. The merger is expected to close in December and is subject to customary conditions, including regulatory approvals of the U.S. Department of Education and other accrediting agencies such as the American Bar Association. At the effective time of the merger, the separate corporate existence of HAC, Inc. will cease and the Company will continue as a wholly-owned subsidiary of EDMC.

   Under the EDMC Merger Agreement, EDMC retained the ability, at their election and upon notice to the Company, to cause the Company to dispose of John Marshall Law School and/or PrimeTech (the "Excluded Operations"). EDMC has so elected. Under the Stock Purchase Agreement, Dr. Markovitz agreed, upon the Company's request, to purchase the Excluded Operations for nominal consideration. The Company has so requested. Dr. Markovitz purchased PrimeTech for $1.00 effective October 31, 2001 and is expected to purchase John Marshall for $1.00 effective November 30, 2001. As a result:

       . the net assets of the Excluded Operations are considered to be impaired,

       . the net assets of the Excluded Operations were adjusted to the purchase price of $1.00 each as of August 31, 2001, and

       . an impairment charge of $1.5 million ($1.0 million for PrimeTech; $0.5 million for John Marshall) was recorded in operations in the fourth quarter of fiscal 2001.

                 ARGOSY EDUCATION GROUP, INC. AND SUBSIDIARIES

15. Valuation and Qualifying Accounts

   The following summarizes the activity of the allowance for doubtful accounts (dollars in thousands):

                                                        Net
                                          Balance at Charges to   Increase               Balance at
                                          Beginning  Operating     Due to    Disposal of   End of
                                          of Period   Expenses  Acquisitions   Assets      Period
                                          ---------- ---------- ------------ ----------- ----------
Student receivable allowance activity for
  the year ended August 31, 1999.........    $230       $ 47        $ 39        $  --       $316
Student receivable allowance activity for
  the year ended August 31, 2000.........    $316       $ (5)       $ --        $  --       $311
Student receivable allowance activity for
  the year ended August 31, 2001.........    $311       $606        $335        $(540)      $712

   The following summarizes the activity of the valuation allowance against deferred tax assets (dollars in thousands):

                                                             Balance at  Net Charges  Balance at
                                                             Beginning    to Income     End of
                                                             of Period  Tax Provision   Period
-                                                            ---------- ------------- ----------
Deferred tax valuation allowance activity for the year ended
  August 31, 2001(1)........................................     --        $1,497       $1,497

--------
(1) There was no valuation allowance for the year ended August 31, 1999 and 2000.